Form 10-Q
period 1995-03-31
EASTCO INDUSTRIAL SAFETY CORP
filed 1995-05-09
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                              WASHINGTON, D.C., 20459

                                       FORM 10Q



[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period needed March 31, 1995 or

[    ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file No. 0-8027

                    EASTCO INDUSTRIAL SAFETY CORP
       (Exact name of registrant as specified in its charter)


           NEW YORK                                        11-1874010
  (State or other jurisdiction of                      (I.R.S. Employer)
  incorporation or organization)


 130 West 10th Street, Huntington Station, N.Y.               11746
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (516) 427-1802



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES    X                           NO

As of March 31, 1995 the Issuer had 3,477,383 shares outstanding of its $.12 par value common stock.

Index Schedule found on Page No. 11

                   PART I - FINANCIAL INFORMATION


          EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                               March 31,         June 30,
                                                  1995             1994
          ASSETS

CURRENT ASSETS:
     Cash and cash equivalents              $    527,630       $    517,506
     Accounts receivable - (less allowance
     for doubtful accounts of $385,671 at
     March 31, 1995 and $466,213 at
     June 30, 1994)                            3,363,753          3,429,515
     Inventories - (note 2 )                   4,145,388          3,166,038
     Other                                       272,574            444,260

          TOTAL CURRENT ASSETS                  8,309,345         7,557,319

PROPERTY, PLANT AND EQUIPMENT, at cost -        2,507,864         2,371,573

     Less accumulated depreciation and
     amortization                               1,219,694         1,079,171
                                                1,288,170         1,292,402

OTHER ASSETS                                      150,965           152,035

          TOTAL ASSETS                         $9,748,480        $9,001,756




See accompanying notes to consolidated financial statements.

          EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                                                 March 31,     June 30,
                                                   1995          1994
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdraft                          $       -         $ 365,277
     Loans Payable                              4,082,971      3,183,860
     Current maturities of long-term debt          42,426         42,426
     Accounts payable                           2,904,040      2,489,897
     Accrued expenses                             278,190        434,043

          TOTAL CURRENT LIABILITIES             7,307,627      6,515,503


LONG-TERM DEBT, less current maturities            507,284       538,544

SHAREHOLDERS' EQUITY (DEFICIENCY)
     Common stock, $.12 par value;
       authorized - 20,000,000 shares
       issued 3,477,383 shares                     417,286       417,286
     Additional paid-in capital                  5,848,952     5,848,952
     Retained deficit                           (4,332,669)   (4,318,529)

          TOTAL SHAREHOLDERS' EQUITY             1,933,569     1,947,709



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $9,748,480     $9,001,756




See accompanying notes to consolidated financial statements.

           EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT



                                             Three Months Ended  March 31,
                                             1995                    1994

Net Sales                               $5,968,852             $5,231,211

Cost of Sales                            4,670,976              4,450,207

Gross Profit                             1,297,876                781,004

Selling, general &
 administrative expenses                 1,111,103              1,117,727

Interest expense (net)                     146,168                149,526

Other (income) (net)                       (21,758)               (16,335)
                                         1,235,513              1,250,918

Net income (loss)                           62,363               (469,914)

Opening deficit                         (4,395,032)            (2,706,624)

Closing deficit                        $(4,332,669)           $(3,176,538)

Income (loss) per common share         $       .02            $      (.59)

Weighted average number of
  common shares outstanding              3,477,383                 800,143




See accompanying notes to consolidated financial statements.

           EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT



                                          Nine Months Ended March 31,
                                          1995                   1994

Net Sales                              $17,365,091            $15,231,526

Cost of Sales                           13,887,720             12,940,728

Gross Profit                             3,477,371              2,290,798

Selling, general &
  administrative expenses                3,183,097              3,402,532

Interest expense (net)                     405,081                464,857

Other (income) (net)                       (96,654)               ( 7,204)
                                         3,491,524              3,860,185

Net loss                                   (14,153)            (1,569,387)

Opening (deficit)                       (4,318,516)            (1,607,151)

Closing (deficit)                      $(4,332,669)           $(3,176,538)

Earnings/(Loss) per common share       $    - 0 -             $     (1.96)

Weighted average number of
  common shares outstanding              3,477,383                 800,143




See accompanying notes to consolidated financial statements.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Nine Months Ended March 31,
                                                    1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                  $(14,153)      $(1,569,387)
     Adjustment to reconcile
        results of operations to net
        cash effect of operating activities:
             Depreciation and amortization         140,523          148,392
             Reversal of previously accrued
              deferred compensation                  - 0 -          (65,000)

     Net changes in assets and liabilities:
        Decrease in accounts receivable             65,762        1,302,272
        (Increase)/Decrease in inventories        (979,350)       1,061,714
        Decrease/(Increase) in other
            current assets                         171,686         (167,577)
        Decrease in other assets                     1,070           16,268
        Increase/(Decrease) in accounts payable    414,156         (660,348)
        (Decrease) in accrued expenses            (155,853)         (38,673)

           Total Adjustments                      (342,006)        1,597,048
           Net cash (used for)/provided by
               operating activities               (356,159)           27,661

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (136,291)        (   2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under bridge loan                     - 0 -        1,125,000

     Net (repayments) of long-term debt             (31,260)         (28,769)

     Borrowings under line of credit             18,709,316       14,986,957

     Repayments under line of credit            (17,810,205)     (16,059,310)

     Deferred registration costs                      - 0 -       (  188,744)

     (Decrease)/Increase in cash overdrafts        (365,277)         139,205
        Net cash (used for)/provided by
        financing activities                        502,574          (25,661)

NET INCREASE IN CASH                                 10,124            - 0 -
CASH, beginning of period                           517,506            - 0 -
CASH, end of period                           $     527,630      $     - 0 -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                              $     428,219        $  297,587
        Income Taxes                          $       2,572        $    - 0 -

See accompanying notes to consolidated financial statements.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.   Company's Opinion on Unaudited Financial Statements

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 1995 and June 30, 1994 (audited) and the related statements of operations and deficit for each of the three and nine month periods ended March 31, 1995 and 1994 and cash flows for the nine month period ending March 31, 1995 and 1994.

     The results of operations for the three and nine month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results for the entire year.

2.   Inventories

     Inventories consist of the following:
                                    March 31,       June 30,
                                        1995             1994

        Raw materials             $    1,654,082  $ 1,137,075
        Work-in-process                  310,486      221,388
        Finished goods                 2,180,820    1,807,575
        Total                     $    4,145,388  $ 3,166,038



3.   Litigation

     The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by the Company. Refer to Part II, Other Information, Item I "Legal Proceedings" in this Form 10Q and Note 12 to June 30,1994 Notes to Audited Consolidated Financial Statements regarding the asbestos litigation.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
       FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS



Liquidity and Capital Resources

The Company had working capital as of March 31, 1995 of approximately $1,002,000 as compared to approximately $1,042,000 as of June 30, 1994. A substantial portion of the Company's working capital consists of inventory, which was approximately $4,145,000 and $3,166,000 as of March 31, 1995 and June 30, 1994, respectively. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice and who do not maintain an inventory of such products. In addition, with the Company's available working capital and its ability to obtain and maintain sufficient inventories, there can be no assurance that the additional inventory will be sufficient to meet sales demands, or that the Company will be able to achieve or maintain sufficient inventories in the future. The Company believes that its current working capital position will be sufficient to satisfy its needs for the current fiscal year.

Effective October 1, 1994, the Company and Congress Financial Corporation extended its October 1991 line of credit agreement for two years whereby the Company may borrow up to $5,000,000, under the same terms except that interest on the used portion of the line will be reduced by 1/2% and the unused line fee will be reduced by 1/4%. The amounts outstanding at March 31, 1995 and June 30, 1994 were approximately $4,083,000 and $3,184,000, respectively. The Company has $87,000 available for borrowing at March 31, 1995, after adjusting for its liability for outstanding checks.

The Company has no material commitments for capital expenditures.

At the present time, the Company, together with a variety of defendants, is a party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by the Company.
The Company may become a party to additional asbestos-related actions in the future. The Company is also party to other non-asbestos-related litigation. The Company cannot, at this time, determine the outcome of this uncertainty which may have an adverse effect upon the liquidity of the Company in the future.


Results of Operations

Net sales for the three months ended March 31, 1995 were $5,969,000 as compared to $5,231,000 for the three months ended March 31, 1994, an increase of $738,000 or 14.1%. Sales in the distribution segment decreased 1.0% to $1,896,000 from $1,916,000 for the same quarter last year. This decrease is due to the Company's continued efforts to reduce its dependency on abatement industry sales. Sales in the manufacturing segment increased 22.9% to $4,073,000 from $3,315,000 compared to the same quarter last year.

Net sales for the nine months ended March 31, 1995 were $17,365,000, an increase of 14.0% from the comparable sales for the period ending
March 31, 1994 of $15,232,000. In the nine months ended March 31, 1995 distribution sales were $6,672,000, an increase of $165,000 or 2.5% compared to the same nine months in the prior year, while the manufacturing sales increased 22.6% to $10,693,000 from $8,725,000 for the same period in the prior year. The increase in sales is mainly due to the continued improvement in the Company's working capital position, management's efforts to achieve profitable operations and improvement in overall industry conditions.

The Company's gross profit margin increased to 21.7% of sales for the third quarter of fiscal 1995 as compared to 14.9% for the third quarter fiscal 1994. The Company believes that the continued increase in gross profit is primarily the result of efficiencies in production, improved purchasing due to the availability of working capital, as well as improved industry conditions. The Company's gross profit margin for the nine months ended March 31, 1995 rose to 20.0% from 15.0% for the similar period in the prior year.

Selling, general and administrative expenses for the quarter ended March 31, 1995 were approximately $1,111,000 or 18.6% of sales compared to approximately $1,118,000 or 21.4% of sales for the same period last year. The decrease in these expenses as a percentage of sales was due to the increase in sales volume experienced in the quarter, as well as the effect of the Company's continuing efforts to reduce costs. These expenses for the nine months ended March 31, 1995 were approximately $3,183,000 (or 18.3% of sales) as compared to approximately
$3,402,000 (or 22.3% of sales) for the same period in the prior year.

Interest expense (net) was approximately $146,000 for the third quarter of fiscal 1995, a decrease of approximately $3,000 when compared to the same quarter of fiscal 1994, and was principally due to the reduction in the interest rate charged by Congress on its loan. For the nine months ended March 31, 1995 the interest expense (net) was approximately $405,000, a decrease of approximately $50,000 from the same period in the prior year.

The Company earned $.02 per share for the quarter ended March, 31, 1995 as compared to a loss of $.59 in the quarter ended March 31, 1994.
For the nine months ended March 31, 1995, the Company showed a cumulative break-even against $1.96 per share loss for the same period in the prior year. This decrease is due to the Company's loss reductions. The increase in shares outstanding was due to shares issued in connection with the Company's public stock offering and stock issued in connection with certain loans, which occurred during the fourth quarter of the fiscal year ended June 30, 1994.

                                  PART II

                             OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company has been advised that the action entitled David P. Baker and Mary Lee Baker v. Owen Corp., Eastco Industrial Safety Corp. a/k/a Charkate Glove and Specialty Company, et al has been settled for which the Company's share of liability was $5,000 which was paid by the Company's insurance carrier.

          As of December 31, 1994 the Company was a defendant in approximately 275 actions involving approximately 711 plaintiffs to which Puerto Rico Safety Equipment Corporation is named in approximately 12 of these actions involving approximately 196 first party plaintiffs.

          During the fiscal quarter ended March 31, 1995 5 new actions involving asbestos were instituted against the Company involving approximately 61 first party plaintiffs. Puerto Rico Safety Equipment Corporation ("Puerto Rico Safety") is a party in 4 of these actions involving approximately 54 first party plaintiffs.

          1. Fleischman, et al v A.C. & S., Inc., Eastco Industrial Safety Corp., a/k/a Charkate Glove and Specialty Company, Puerto Rico Safety Equipment Corporation, et al was instituted in the Supreme Court of the State of New York, County of New York. There are 3 plaintiffs and 65 defendants in this action.

          2. Carpino, et al v ABB Lummus Crest, Inc., Eastco Industrial Safety Corp., a/k/a Charkate Glove and Specialty Company, Puerto Rico Safety Equipment Corporation, et al was instituted in the Supreme Court of the State of New York, County of New York. There are 29 plaintiffs and 97 defendants in this action.

          3. Elstob, et al v ABB Lummus Crest, Inc., Eastco Industrial Safety Corp., a/k/a Charkate Glove and Specialty Company, Puerto Rico Safety Equipment Corporation, et al was instituted in the Supreme Court of the State of New York, County of New York. There are 13 plaintiffs and 56 defendants in this action.

          4. Tortorici, et al v ABB Lummus Crest, Inc., Eastco Industrial Safety Corp., a/k/a Charkate Glove and Specialty Company, Puerto Rico Safety Equipment Corporation, et al was instituted in the Supreme Court of the State of New York, County of New York. There are 29 plaintiffs and 97 defendants in this action.

          5. Navitski, et al v A.C. & S., Inc., Eastco Industrial Safety Corp., a/k/a Charkate Glove and Specialty Company, et al was instituted in the Supreme Court of the State of New York, County of New York. There are 7 plaintiffs and 60 defendants in this action.


          The Company has been advised by its insurance carrier that the Miller, Zupko, Possert, Ellefsen, Toth and Sautner cases involving approximately 46 plaintiffs were settled for which the Company's share is $2,760. $1,014.58 of this sum is to be reimbursed by Mount Vernon Insurance
          Company.

          Accordingly, as of March 31, 1995 the Company was a party to approximately 273 actions involving approximately 732 first party plaintiffs to which Puerto Rico Safety was named in approximately 16 of these actions involving approximately 250 first party plaintiffs.

Item 2.   CHANGES IN SECURITIES

          NONE

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

Item 5.   OTHER INFORMATION

          NONE

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          NONE

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 1995

                                        EASTCO INDUSTRIAL SAFETY CORP.


                                        By:/s/ ANTHONY P. TOWELL
                                             Chief Financial Officer,
                                             Vice President of Finance
                                             and Treasurer