Form 10KSB
period 1995-06-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1995-09-22
CIK 31079

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended June 30, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________ to ___________

     Commission File No. 0-8027

                         EASTCO INDUSTRIAL SAFETY CORP.
                 (Name of small business issuer in its charter)

          NEW YORK                                             11-1874010
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Number)

       130 West 10th Street, Huntington Station, New York         11746
            (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (516) 427-1802

Securities registered pursuant to Section 12 (b) of the Act:

          None

Securities registered pursuant to Section 12 (g) of the Act:

     a)   $.12 par value common stock ("Common Stock")
     b)   Class A Redeemable Common Stock Purchase Warrant ("Class A Warrant")

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past ninety (90) days.

                         YES  X                NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

State registrant's revenues for its most recent fiscal year.  $24,024,897

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 7, 1995 was approximately $6,471,304. Non-affiliates include all shareholders other than officers, directors and 5% shareholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on September 7, 1995 which was $1 7/8 per share as reported by NASDAQ.

As of September 7, 1995, the number of shares outstanding of the Common Stock was 3,597,383 shares.

                             PART I

Item 1.  Description of Business

(a)  Business Development.

     Eastco Industrial Safety Corp. ("Eastco"), the registrant, is a corporation organized and existing under the laws of the State of New York, having been incorporated on May 15, 1958.

     The Company, through its wholly-owned subsidiaries, Disposable
Safety Wear, Inc. ("Disposable"), Safety Wear Corp. ("Safety Wear"), Puerto Rico Safety Equipment Corporation ("Puerto Rico Safety Equipment"), and Puerto Rico Safety Corp. ("Puerto Rico Safety"), manufactures industrial protective clothing products and distributes a wide range of industrial safety products. The Company's Manufacturing Operations sells its products to distributors. The Company's Distribution Operations sells products to "end users," including manufacturing companies and service businesses, public utilities, fisheries, pharmaceutical plants, the transportation industry and companies engaged in hazardous materials abatement.

(b) Business of Issuer.

Manufacturing Operations

     (1) Manufactured products are sold under the "Charkate / Worksafe", "Charkate", "Worksafe" and "COVER-UP" trade names. The Company, through Disposable, Safety Wear and Puerto Rico Safety Equipment manufactures disposable and reusable industrial protective apparel. Disposable protective products items include coveralls, shirts, pants, hats, hoods, aprons, smocks, lab coats, hazardous material handler suits, examination gowns, sleeves, shoe covers and related items. Disposable clothing is designed to protect the user from, among other things, splash, dirt contamination and against a wide range of hazardous substances. Disposable clothing is made primarily of a spun bonded polyolefin produced solely by Dupont under the trade name Tyvek . Reusable industrial protective clothing consists of items for the protection of various parts of the body which are designed to shield the user from, among other things, splash, dirt, contamination, heat, fire, cold and the outside environment. Specific products manufactured include coveralls, gloves, mitts, shirts, thermal underwear, sleeves, coats, pants, leggings, spats, bibs, safety vests and a variety of other kinds of protective clothing and uniforms. The Company also manufactures welding blankets, curtains and screens.

     Sales of manufactured disposable clothing and related disposable products accounted for approximately 39% and 34% of the Company's consolidated revenues for the fiscal years ended June 30, 1995 and 1994, respectively.

     (2)  The Company's Manufacturing Operations and warehousing are located in Puerto Rico, Alabama and California and are
primarily directed from New York. The Company's products are sold primarily in the United States and Puerto Rico. The Company sells
its manufactured products through sales representatives.   In
addition, manufactured products are sold through the Company's
Distribution Operations in the Northeastern region of the United
States and Puerto Rico to "end users."

     The Company utilizes catalogs to aid in its sales efforts, although the Company does not engage in any mail order business. Sales are primarily to distributors who sell to "end users" comprised of industrial, commercial and governmental accounts. The Company considers industrial accounts to be those businesses which are primarily based upon manufacturing and production, while commercial accounts are considered by the Company to be service businesses. The Company also believes that standards established by OSHA have resulted in a need by others to purchase the Company's products. Sales are also promoted through trade shows, mailings and advertising in trade magazines and directories.

(3) The Company has made no public announcement of, or made public information about, any new product in this segment which would require the investment of a material amount of the Company's assets or which otherwise is material.

(4) The market for industrial protective clothing and industrial safety products is extremely competitive. The Company faces competition in all of its product markets from large, established companies that have greater financial, managerial, sales and technical resources than the Company, and some of the Company's product markets are dominated by such larger companies. Larger competitors also may be able to benefit from economies of scale and introduce new products that compete with the Company's products. The Company's primary competitors in its Manufacturing Operations are Kappler Inc. and Lakeland Industries, Inc., in disposable clothing sales, and P.G.I., Incorporated, Red Kap, a subsidiary of VF Industries Inc., Topps Mfg. Co. and Workrite Uniform Co. in the sale of reusable clothing. Primary competitors in the manufacture of reusable gloves are Chicago Protective Apparel, Inc. and Steel Grip, Inc.

(5) The Company is not dependent upon any one company for a source of supply of raw materials for its manufacturing operations other than DuPont which supplies the Company with Tyvek which is used in various lines of its disposable products. Products utilizing Tyvek accounted for approximately 35% and 29% of consolidated sales for the fiscal years ended June 30, 1995 and June 30, 1994, respectively. Management believes that its current relationship with DuPont is satisfactory.

(6) This segment of the Company is not dependent upon any single customer or any few customers, the loss of any one or more of whom would have an adverse effect on the business of the Company. No one company or customer accounts for more than 10% of this segment's sales.

(7) Puerto Rico Safety Equipment is engaged in manufacturing in Puerto Rico and was granted an exemption for seventeen (17)
years under the Puerto Rico Industrial Tax Exemption Act of 1963
(the "Industrial Tax Act") with respect to Puerto Rico income taxes on the production of such items as safety clothing, protective sleeves, coats, pants, hoods and jackets for the period commencing January 1, 1970. On July 1, 1989 Puerto Rico Safety Equipment was granted an extension of its exemption and has a 90% exemption from Puerto Rico income taxes for the ten-year period ending on June 30, 1999. During this period, Puerto Rico Safety Equipment has a 75% exemption from Puerto Rico municipal taxes on its real and personal property utilized in its operations.

     Disposable has been granted a fifteen-year exemption under the Industrial Tax Act with respect to Puerto Rico income taxes on its operations covering the production of disposable clothing and with respect to the property used in its operations for the period commencing June 4, 1977, subject to the terms of the grant. The Company was advised on September 14, 1995, that this exemption has been extended until June 30, 2006 on the basis of a 90% exemption on Puerto Rico income taxes and a 60% exemption on municipal taxes on its real and personal property. A copy of the extension has not yet been received.

     Puerto Rico Safety Equipment and Disposable have elected to apply Section 936 of the Internal Revenue Code, effective July 1,
1979. The provisions of Section 936 are effective until revoked by the Company. If the conditions of Section 936(a)(2) are satisfied, the Section 936 credit equals the portion of the United States income tax that is attributable to taxable income from sources outside the United States derived from the active conduct of a trade or business within a United States possession, or the sale or exchange of substantially all of the qualified possession source investment income. Dividends payable by each subsidiary to the Company from operations are entitled to a 100% dividends received deduction but are subject to a 10% withholding tax in Puerto Rico.
The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") imposes new limitations on computing the Possession Tax Credit under
Section 936 for tax years beginning after 1993. There are two methods for determining the credit under the new law. Under the first method, the amount of the credit may be determined by using the so-called economic activity limit. This attempts to limit the credit by applying various percentages to possession-based compensation, depreciation and taxes paid or accrued. Alternatively, the Company may make an irrevocable election when it files its June 30, 1995 federal income tax return to have present rules apply, but to phase out the credit to 60% of the 1994 level, and further phase down by 5% per year to 40% in 1998 and years thereafter. Since the credit is a function of future earnings, if any, the effect of such limitations cannot be determined at the present time. In addition, the Omnibus Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax Calculation. No dividends have been declared on the aggregate undistributed earnings of Puerto Rico Safety Equipment and Disposable (which through June 30, 1995, aggregates approximately $2,305,000) and none are intended to be declared because it is management's intention to reinvest the earnings, if any, from such subsidiaries indefinitely. The Company believes that based upon current operations, the Omnibus Act will not have a material effect on the Company for the foreseeable future.

     As Puerto Rico tax exemptions are reduced or expire the Company may be required to pay taxes on income earned in Puerto
Rico. The Company is unable to predict the amount of such impact after such exemptions are reduced or expire.

(8) and (9)    The Company does not believe that there is a need
for governmental approval for it to sell its principal products in this segment. Various of the Company's products are subject to OSHA, NIOSHA, NFPA and other governmental standards.


(10) The Company, during the last two fiscal years, has not spent any material amount on research and development relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

(11) Compliance with Federal, State and local environmental laws is expected to have no material effect upon capital expenditures, earnings and the competitive position of the Company.

     The Company's manufacturing facilities are subject to regulation and inspection standards established by OSHA. Such facilities have not yet been inspected for compliance with OSHA. Although the Company believes it is in material compliance with required standards, there can be no assurance that any inspection will not reveal that the Company has failed to comply with OSHA and that, as a result, the Company may be required to expend sums, which can be costly, to assure compliance with OSHA regulations.

(12) The total number of employees employed by the registrant as of June 30, 1995 was approximately 200 for both segments.

Distribution Operations

(1) The Company, primarily through Eastco, distributes industrial safety products to "end-users" made by the Charkate / Worksafe division as well as by non-affiliated companies. These products include hard hats, protective glasses, ear muffs, ear plugs, respirators, goggles, face shields, rainwear, protective footwear, first-aid kits, monitoring devices, signs and related products. These products are sold to manufacturing companies and service businesses, including public utilities, fisheries, hospitals, pharmaceutical plants, the transportation industry and companies engaged in hazardous materials abatement.

     Use of products sold by the Company has in a large part resulted from the adoption of OSHA standards and the awareness of industry and the general public for the need to remove asbestos, lead and other hazardous materials contained in industrial facilities, schools and buildings. A number of these products are marketed by the Company to purchasers, who among other things, utilize some of these products for protection against hazardous materials.

     The Company supplies a variety of items which may be used during the removal and/or encapsulation of hazardous materials in office buildings, chemical plants, refineries, electric generating plants and schools. Abatement products sold by the Company include in the largest part, items made by other companies, such as negative air machines, respirators, air filtration equipment, vacuums, polybags and sheetings, decontamination showers, signs, tools, pumps, sprayers and related equipment. The Company does not engage in the removal or encapsulation of hazardous materials. Sales of these products accounted for approximately 22% and 23% of the Company's consolidated revenues for the fiscal years ended June 30, 1995 and June 30, 1994, respectively. The foregoing percentages do not include products used in the abatement field which are manufactured by the Company.

(2) The Company's Distribution Operations are primarily directed from the Company's offices in New York. The Company also has facilities for warehousing and distribution of its non-manufactured products in Puerto Rico, Connecticut and Florida. The Company sells a variety of safety products from independent manufacturers, including, but not limited to 3M, Racal Health and Safety, Inc. and Willson Safety Products, a division of WGM Safety Corporation. Items distributed are sold primarily in the Northeastern region of the United States.

     The Company employs 10 full-time salesmen in its Distribution Operations who sell products distributed by the Company, and on a more limited basis, products manufactured by the Company. The Company uses catalogs and telemarketing to aid in its sales efforts. The Company does not engage in any mail order business nor sell on a retail basis. Sales are primarily to industrial, commercial and governmental accounts which are "end users".

(3) The Company has made no public announcement of, or made public information about, any new product in this segment which would require the investment of a material amount of the Company's assets or which otherwise is material.

(4) The market for industrial protective clothing and industrial safety products is extremely competitive. The Company faces competition in all of its product markets from large, established companies that have greater financial, managerial, sales and technical resources than the Company, and some of the Company's products markets are dominated by such larger companies. Larger competitors also may be able to benefit from economies of scale and introduce new products that compete with the Company's products. The Company's major competitors in its Distribution Operations are Balco Industries, Inc. and Freemont Safety Corp. in industrial sales, and Insulation Distributions Company, Industrial Productions Company and Aramsco Company in abatement sales.

(5) The Company serves as a distributor for various firms but is not dependent upon any one company for which it acts as a distributor.

(6) This segment of the Company is not dependent upon any single customer or any few customers, the loss of any one or more of whom would have an adverse effect on the business of the

Company. No one company or customer accounts for more than 10% of this segment's sales.

(7) Patents, trademarks, licenses, franchises and concessions are not material to this segment.

(8) and (9)    The Company does not believe that there is a need
for governmental approval for it to sell its principal products in this segment. Various of the Company's products are subject to OSHA, NIOSHA, NFPA and other governmental standards.

(10) The Company, during the last two fiscal years, has not spent any material amount on research and development relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques.

(11) Compliance with Federal, State and local environmental laws is expected to have no material effect upon capital expenditures, zonings and the competitive position of the Company.

(12) See (12) above under the Company's Manufacturing Operations.

Item 2.  Description of Property

     The following properties are material to the business of the
Company:

     The executive offices of the Company are located at 130 West 10th Street, Huntington Station, New York and are owned by the Company (the "Huntington Property"). The Huntington Property is also used for warehousing and distributing and contains approximately 25,000 square feet of warehouse space and 5,000 square feet of office space. At June 30, 1995, the premises were subject to a first real estate mortgage due to 130 West 10th Street Associates, LLC ("Associates"). in the amount of $538,544. The wives of Messrs. Alan Densen and Anthony Towell, executive officers and directors of the Company and Herbert Schneiderman, a director, are members of Associates.

     The Company's wholly owned subsidiary, Disposable, leases a building consisting of approximately 45,000 square feet in Aguadilla, Puerto Rico from the Puerto Rico Industrial Development Company which is used for manufacturing and warehousing. A lease was entered into for these premises on February 21, 1995, effective for the ten year period commencing September 1, 1993. Rent for the two year period ending August 31, 1996 is at the monthly rate of $7,079, which escalates to $13,040.54 in the final year of the lease.

     The Company's wholly owned subsidiary, Safety Wear, occupies approximately 30,000 square feet in Decatur, Alabama. The premises are utilized for the cutting and warehousing of coveralls and the manufacturing of disposable products. The Company pays $6,450 rent per month. The premises are leased on a month-to-month basis.
Should these facilities not be available to the Company, the Company believes that alternative sites are available at a comparative cost.

Item 3.   Legal Proceedings

     The Company, in the past, used asbestos in the manufacture of its products. Such use was terminated by the Company in the mid-1980's. It has been alleged that asbestos is a cause of cancer, asbestosis, mesothelioma, and other related diseases, the symptoms of which may not appear for twenty or more years. Since the early 1980's, numerous lawsuits have been instituted against the Company by persons who have been exposed to asbestos and asbestos products. Such legal proceedings, for the most part, are covered by the Company's insurance policies.

     During fiscal 1994, the Company reached a settlement pertaining to all pending and future cases against Eastco in the State of New York brought by one firm of plaintiffs' attorneys, which firm has been primarily responsible for bringing asbestos actions against the Company in the State of New York. The settlement does not apply to Puerto Rico Safety Equipment and is only applicable to cases brought by the same law firm against the Company in the state of New York. The Company is to be dismissed without any payment in cases not involving any exposure to a power generating station in the State of New York ("Powerhouse"). Where there is Powerhouse exposure, a payment of $100 is to be made for each alleged nonmalignant case and $300 for each malignant case. Where plaintiffs consist of two spouses, such is deemed one case. Payment is to await appropriate documentation of exposure, releases from the plaintiffs and the agreement of each plaintiff whose case is settled. A copy of the letters between counsel for the Company and counsel for plaintiffs' attorneys setting forth this settlement is annexed hereto as Exhibit 28.3 and referred to as Exhibit 28.7.

     As of June 30, 1995, the Company estimates that it is a party to approximately 250 cases with respect to exposure to asbestos involving approximately 480 plaintiffs, of which no cases pertain to Puerto Rico Safety Equipment. Reference is made to Exhibit 28.4 for a schedule of the pending actions against the Company, as of June 30, 1995, that have not been settled or dismissed.

     All of the actions against the Company to date have been brought by non-employees of the Company and are based upon personal injury claims. The pending actions are in the Supreme Court of the State of New York, County of New York; Superior Court of New Jersey, Middlesex County, Law Division; Court of Common Pleas of Luzerne County, Trial Division of Pennsylvania; and the San Francisco County Superior Court of California. The number of first-party plaintiffs include, in various instances, spouses of said plaintiffs. The actions, with the exception of one pending action, involve a multitude of defendants. The complaints allege exposure to asbestos and asbestos products over various periods of time. Each seeks varying amounts of damages, usually unlimited, or for each plaintiff as high as $10,000,000 for compensatory damages and $20,000,000 for punitive damages. The Company may become a party to additional asbestos actions in the future.

     From 1981 through June 30, 1995, the Company estimates that approximately 830 actions on behalf of approximately 6,400 first-party plaintiffs have been instituted against it concerning asbestos-related claims and that approximately 570 actions and the claims of approximately 5,920 plaintiffs have been terminated against the Company. During fiscal 1995, the Company estimates approximately 120 actions on behalf of approximately 970 first party plaintiffs were instituted against it and approximately 40 actions on behalf of approximately 830 plaintiffs actions were settled or discontinued against it. The Company estimates that as of June 30, 1995, with the exception of defense costs, a total of approximately $1,300,000 has been paid, or agreed to be paid, in settlements to date with regard to the terminated actions
(inclusive of actions against Puerto Rico Safety Equipment) of which all but approximately $25,000 has been paid by the Company's insurance carriers. The Company has been notified that for actions terminated subsequent to June 30, 1995, its share of the settlements made will be approximately $15,000. The foregoing is based upon information available to the Company to date and assumes certain settlements in the process of being made and payments to be made thereunder by insurance companies awaiting documentation from plaintiffs. Through June 30, 1995, the Company has paid less than $40,000 for legal and defense costs to counsel appointed by the insurance carriers to defend it. Past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs, which the Company is unable to predict.

     For the period April 1, 1968 to April 1, 1969 and March 11, 1971 to November 27, 1985, the Company believes that it has various policies of primary insurance in different amounts which would protect it against liability for asbestos-made, product-related personal injuries. The policies range in amounts from $50,000 to $1,000,000. The Company also believes that since August 10, 1972 to on or about August 11, 1986 it has had various policies for excess coverage applicable to asbestos claims. These policies range in amounts from $500,000 to $10,000,000 for excess coverage. There are gaps of approximately six weeks in the primary coverage between March 11, 1971 to November 27, 1985 and approximately thirty-six months in the excess coverage between August 10, 1972 and August 11, 1986. Reference is made to Exhibits 28.5 and 28.6 for a schedule of the foregoing insurance policies. The policies of insurance set forth on Exhibits 28.5 and 28.6 are not applicable to all of the subsidiaries of the Company, which have varying coverage, and such subsidiaries may also be without coverage for various times of their doing business. Not all of these policies are in the possession of the Company.

     Effective June 26, 1990, an agreement between the Company and its primary insurance carriers dated March 26, 1990 became effective. The Company entered into this agreement in an effort to resolve uncertainties as to its insurance coverage which will cover asbestos claims against the parent Company where any exposure to asbestos is alleged during the period 1971 to 1985, inclusive. Pursuant to this agreement, the Company is obligated to share in the payment of asbestos-related claims against Eastco. Pursuant to the agreement, the Company is obligated to pay 12% of all attorneys' fees incurred on its behalf and 17% of indemnity costs (which include judgment and settlement amounts). The balance of these costs are to be paid by the insurance carriers which are party to the agreement. The agreement is subject to policy limitations of each insurance policy. The agreement may be terminated at any time upon ninety (90) days' notice by any of the parties provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than twelve (12) months from the date the notice of termination is given. The Company has been advised that no pending cases are on the trial calendar. A copy of the defense and indemnity agreement dated March 26, 1990 is set forth in schedule 28.4.

     Effective during May, 1991 the Company entered into a Settlement Agreement and Release with Mount Vernon Fire Insurance Company. Pursuant to this Agreement, which is Exhibit 28.1 which is incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993, the Company discontinued its action against Mount Vernon, which agreed that, subject to the terms of the Agreement, Mount Vernon would reimburse the Company (where applicable) for 6.25% of attorneys' fees (52.08% of the Company's 12% share referred to in the agreement in the previous paragraph) and 6.25% of indemnification costs (36.76% of the Company's 17% share referred to in the agreement in the previous paragraph). The Agreement is not applicable to any asbestos actions against the Company where no exposure is alleged to products manufactured or distributed by Eastco between April 1, 1968 and April 1, 1969. The Agreement may be terminated at any time upon 90 days' notice, but such notice is not applicable to asbestos actions placed on a trial calendar, unless such has a trial date more than twelve months from the date the notice of termination is given. The agreement provides that the limit available under the policy is $100,000 plus attorneys' fees while the agreement is in effect and is applicable only to the parent company. Approximately $14,000 has been reimbursed by Mount Vernon Fire Insurance Company as of June 30, 1995 for indemnification.

     The Company is unable to ascertain the total extent of insurance applicable to asbestos claims against it or the extent to which its insurance carriers will provide coverage. The two agreements referred to above between the Company and the insurance carriers may not be applicable to Puerto Rico Safety Equipment Corporation , which is covered by other insurance. To date, the claims settled by Puerto Rico Safety Equipment Corporation have been paid in full by insurance. A schedule of insurance believed to be applicable to Puerto Rico Safety Equipment Corporation is
Exhibit 28.2 which is incorporated by reference to the Company's

Form 10-K for the year ended June 30, 1992. No agreement has been reached with the insurance companies confirming all of these policies, which range from $100,000 to $500,000 for primary coverage and $1,000,000 to $5,000,000 for excess coverage. The policies for Puerto Rico Safety Equipment Corporation cover the period March 11, 1971 to July 23, 1986 with various gaps as described on the exhibit.

     An action entitled Michael F. Cilone and Marie Cilone v. Willson Safety Products, Inc., Standard Coating Corporation, National Paint Co., Inc., E.I. Dupont De Nemours & Co Inc., Orb Industries, Inc., PPG Industries Inc., Olde England Paint & Varnish Corp., Oatey Co., d/b/a Bond Tight Products, Eastco Industrial Safety Corp. was instituted on September 19, 1988 in the Supreme Court of the State of New York, County of Kings. The Company has referred this matter to its insurance carriers applicable to the period 1984 to 1986 and who have provided primary insurance on an annual basis of $1,000,000 per year in addition to applicable excess carriers. The complaint alleges four causes of action, including one for punitive damages on behalf of Michael F. Cilone, against the Company in the amount of $5,000,000 each and one cause of action for $500,000 on behalf of Marie Cilone. The complaint alleges that the Company sold respirators made by Willson Safety Products and other safety equipment to Michael F. Cilone's employer, the New York City Transit Authority, between 1984 and 1986 and that he sustained injuries as a result of chemicals and various materials made by the other defendants. The Company has been advised by counsel, designated by its insurance carriers to defend it, that the insurance in effect should be ample with respect to any settlement contribution and / or liability allocation by a jury. This is based upon the present status of the case and the fact that depositions have not yet all been completed.

     The Company's insurance may not provide coverage for punitive damages where such damages are sought against it in pending litigation. Punitive damages are allowable in addition to compensatory damages and are awarded as a punishment to the defendant for the wrong in the particular case as well as for the protection of the public against similar acts, to deter the defendant from a repetition of the wrongful act and to serve as a warning to others. Usually a wrong, aggravated by an evil or wrongful motive or a willful and intentional misdoing or a reckless indifference equivalent thereto, is required for a court to award punitive damages. The Company is unable to specify whether its actions would give rise to punitive damages. It believes that its actions should not give rise to punitive damages. There, however, can be no assurance that this will be the case.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to the Company's shareholders during the fourth quarter of its fiscal year.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

(a) The principal market on which the Common Stock is traded is the over-the-counter market. The Common Stock is traded on NASDAQ on the Small-Cap Market and its symbol is ESTO. The following chart sets forth the high and low sales prices as determined from NASDAQ for the Common Stock for the last two fiscal years.

                                  High                            Low
                              ------------                    ------------
Fiscal Year Ended
June 30, 1995

First Quarter                     $1.75                             $0.88
Second Quarter                     1.44                              0.56
Third Quarter                      1.63                              0.75
Fourth Quarter                     1.75                              1.00

Fiscal Year Ended
June 30, 1994

First Quarter                    $11.00                             $7.25
Second Quarter                    10.75                              3.13
Third Quarter                      4.13                              1.63
Fourth Quarter                     1.81                              1.75

(b)  The approximate number of holders of record of the Common
Stock as of September 7, 1995 was 218. The Company believes there are in excess of 800 beneficial holders of the Common Stock.

     (1)  No dividends have been paid during the past two years.

     (2) The Company has no present intention of paying any cash dividends in its foreseeable future and intends to use its net income, if any, in its operations.

     (3) The Company is prohibited from paying dividends under its loan agreement with Congress Financial Corporation ("Congress").

Item 6.   Management's Discussion and Analysis

(a)  Not applicable.

(b)  Liquidity and Capital Resources

     The Company had working capital as of June 30, 1995 of $1,065,000 as compared to working capital of $1,042,000 as of June 30, 1994. A substantial portion of the Company's working capital consists of inventory, which was $4,364,000 and $3,166,000 as of June 30, 1995 and 1994, respectively. The Company is required to maintain substantial inventories of its numerous products to meet the immediate requirements of its customers who need products on short notice and who do not maintain an inventory of such products.

     The Company has a line of credit agreement with Congress which expires October 1, 1996, whereby the Company may borrow up to $5,750,000, with interest payable monthly at 2 1/2% above the prime rate, plus an unused line fee of 1/4% per year. Borrowings under this agreement are limited to 50% of the eligible inventory up to a maximum of $2,875,000 and 80% of eligible accounts receivable. The amounts outstanding at June 30, 1995, and June 30, 1994 were $4,829,000 and $3,184,000, respectively. The Company had $40,000 available for borrowing at June 30, 1995. The loan is subject to certain working capital and net worth requirements and is collateralized by all of the assets of the Company not previously pledged under other loan agreements. The loan agreement prohibits the payment of cash dividends by the Company.

     In September 1993, the Company received an overadvance of $500,000 from Congress. In connection therewith, Messrs. A. Densen, L. Densen and A. Towell obtained the Junior Participation from Congress by advancing $250,000 of their funds to Congress. $250,000 of this overadvance has been repaid to Congress. The balance of $250,000 will be repaid by Congress, at its option, to Messrs. A. Densen, L. Densen and A. Towell, subject to the availability of funds.

     During April and May 1994, the Company sold in a public offering, 2,300,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one Class A Warrant. Each Class
A Warrant entitles the holder to purchase one share of Common Stock at a reduced exercise price of $1.30 a share until April 12, 1999. The net proceeds from the 1994 public offering were $3,446,000 and have enabled the Company to return to profitability.

     The Company believes that its current working capital position, line of credit and operations will be sufficient to satisfy its cash needs through June 30, 1996.

     The Company has no material commitments for capital expenditures.

     At the present time, the Company, together with a variety of defendants, is a party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by the Company. The Company may become a party to additional asbestos-related actions in the future. The Company is also party to a non-asbestos product liability action. While as indicated in Item 3, Legal Proceedings, legal and settlement costs to the Company have not been material to date, the Company cannot, at this time, determine the outcome of these uncertainties which may have an adverse effect upon the liquidity of the Company in the future.

     Inflation

     The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

Results of Operations

     Fiscal Year 1995 Compared to Fiscal Year 1994

     The Company's net income for fiscal 1995 was $78,000 compared to a net loss of $2,711,000 for fiscal 1994. Fiscal 1995 was the first profitable year for the Company since fiscal 1989.

     Consolidated net sales during fiscal 1995 increased by 15.8% to $24,025,000 from $20,746,000 during fiscal 1994. In fiscal
1995, Distribution Operations revenues increased 6.7% to $9,233,000 from $8,654,000 and Manufacturing Operations revenues increased 22.3% to $14,792,000 from $12,092,000. The Company believes that the increase in sales was due to improved industry conditions in both segments. In addition, the net proceeds from the 1994 public offering allowed the Company to establish increased credit lines with its vendors.

     The Company's gross profit margin increased to 19.9% in fiscal 1995 as compared to 16.3% in fiscal 1994. The Company believes that this increase was primarily due to continued manufacturing efficiencies and targeting sales that produce higher gross profits.

     Selling, general and administrative expenses for fiscal 1995 decreased by 11.9% to $4,149,000 or 17.3% of sales, from $4,709,000 or 22.7% of sales in fiscal 1994. The decrease was principally due to a reduction in bad debt expenses of $177,000, a reduction in consulting fees and salaries to former officers of $245,000, as well as the advertising incentives and purchase discounts of $97,000.

     Interest expense was $584,000 for fiscal 1995 as compared to $1,392,000 in the prior year. This decrease was principally due to debt financing charges of $812,000 on convertible debt and bridge-loan financing in fiscal 1994 which did not reoccur in fiscal 1995.

     The increase in the number of shares used to calculate per share amounts in 1995 results from the number of shares sold in the 1994 public offering. Outstanding options and warrants did not materially dilute earnings per share in 1995, but could do so in the future if there is a significant increase in the spread between their exercise price and the quoted market price of the Company's Common Stock.

     Fiscal Year 1994 Compared to Fiscal Year 1993

     The Company's net loss for fiscal 1994 was $2,711,000 compared to a net loss of $858,000 in fiscal 1993.

     Consolidated net sales during fiscal 1994 decreased by 22.3% to $20,746,000 from $26,668,000 during fiscal 1993. In fiscal
1994, Distribution Operations revenues decreased 22.7% to $8,654,000 from $11,201,000 and Manufacturing Operations revenues decreased 21.9% to $12,092,000 from $15,482,000. The Company believes that the reduction in sales was caused by its continued lack of working capital and weak industry conditions as well as, to a lesser degree, management's new strategy whereby the Company focused its manufacturing efforts on products generating higher margins as opposed to volume. The lack of adequate working capital caused a shortage in materials in the manufacturing segment and a lack of available inventory in the distribution segment. Although the Company received an availability of an overline credit of $500,000 from its principal lender in September 1993 and received during the third quarter $990,000 from bridge loans, these only partially relieved the Company's working capital deficiency. In April of 1994, the Company received $3,446,000 from its public stock offering which significantly alleviated its working capital constraints, but had little impact on the results of its operations since the money was received late in the Company's fiscal year.

     The Company's gross profit margin increased to 16.3% in fiscal 1994 as compared to 15.8% in fiscal 1993. The Company believes that this increase is primarily the result of manufacturing efficiencies and targeting sales that would result in higher gross profits.

     Selling, general and administrative expenses for fiscal 1994, increased by 6.7% to $4,709,000 or 22.7% of sales, from $4,393,000 or 16.5% of sales, in fiscal 1993. This was principally due to an increase in consulting fees and salaries to former officers of $245,000, the cancellation and waiver in 1994 and 1993, respectively, of the deferred compensation agreement with the Company's President resulting in a $65,000 credit to operations as compared to a $196,000 credit in the prior year and by a reduction in bad debt expense of $29,000, which only partially offset the above increases.

     Interest expense was $1,392,000 for fiscal 1994 as compared to $719,000 in the prior year. The increase was principally due to debt financing costs of $812,000 on convertible debt and bridge loan financing, offset by a reduction of interest charged on short-term borrowings.

Item 7.   Financial Statements

          See Consolidated Financial Statements annexed hereto.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not applicable.

                                  PART III

Item 9    Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

(a) The directors and executive officers of the Company are as follows:

Name                 Age      Position

Alan E. Densen       61       President and Chief Executive
                              Officer and Director

Lawrence Densen      37       Senior Vice President and Director

Anthony P. Towell    64       Vice President of Finance,
                              Secretary, Treasurer, Chief
                              Financial Officer and Director

Dr. Martin Fleisher  58       Director

James Favia          61       Director

Herbert Schneiderman 64       Director

The term of office of the following directors does not expire until the Company's 1995 annual meeting and when their successors are chosen:

                     Dr. Martin Fleisher
                     James Favia
                     Herbert Schneiderman

The term of office of the following directors does not expire until the Company's 1996 annual meeting and when their successors are chosen:

                     Alan E. Densen
                     Lawrence Densen
                     Anthony P. Towell

Alan E. Densen has been President, Chief Executive Officer and a director of the Company since 1958 (except for the period September 1993 to January 1994, when he served as its Senior Vice President). He was also Treasurer and Chief Financial Officer of the Company through 1992.

Lawrence Densen, Senior Vice President and director of the Company, has been a Vice President since 1986.

Anthony P. Towell has been the Company's Vice President of Finance, Treasurer, and Chief Financial Officer since 1992, its Secretary since 1993, and from 1989 to 1992 its Vice President. He has been a director of the Company since 1989. He was a director of New York Testing Laboratories, Inc. ("NYT"), a laboratory testing company and manufacturer of automotive accessories, from 1988 to 1995. In addition, he has been a director since 1988 of Nytest Environmental Inc. ("Nytest"), a hazardous waste testing company. Mr. Towell has been a director since 1991 of Ameridata Technologies, Inc. ("Ameridata"), a provider of computer products and services. The common stock of Nytest and Ameridata are registered under Section 12(g) and (b), respectively, of the Securities Exchange Act of 1934.

Dr. Martin Fleisher, who holds a Ph.D. in biochemistry from New York University, has been attending clinical chemist at Memorial Sloan-Kettering Cancer Center since 1967. He has been a director of the Company since 1989. He devotes only a limited portion of his time to the business of the Company.

James Favia is a consultant to Donald & Co. who acts as the Company's investment advisor. He is a chartered financial analyst and has an MBA in finance which he obtained from New York University in 1959. He became a director of the Company on July 26, 1995. He was a director of T.J. Systems until November, 1994. The common stock of T.J. Systems is registered under Section 12(g) of the Securities Exchange Act of 1934. He devotes only a limited portion of his time to the business of the Company.

Herbert Schneiderman is President of the Casablanca Group, L.P., a manufacturer of diversified women's sportswear. He became a director of the Company on July 26, 1995. He devotes only a limited portion of his time to the business of the Company.

(b)  Not applicable.

(c)  Alan E. Densen is the father of Lawrence Densen.

(d)  Not applicable.

The Company is not aware of the failure of any director, officer or owner of more than 10% of the Company's common stock to timely file any reports required by Section 16(a) of the Securities Exchange
Act of 1934.

Item 10.  Executive Compensation

The following describes the components of the total compensation of the CEO of the Company. No executive, other than the CEO had a total annual salary and bonus for the three years ended June 30, 1995 which exceeded $100,000.

                           Summary Compensation Table

                 Annual Compensation              Long term compensation
               ------------------------  --------------------------------------
                                              Awards              Payouts
                                         ------------------   -----------------
                                Other             Securities            All
Name and                        annual Restricted underlying  LTIP     other
principal      Salary  Bonus   compen-    stock    options / payouts  compen
position  Year  ($)    ($)     sation($) award(s)($) SARs (#)  ($)    sation($)
--------  ----  ------ -----  ---------- --------- ---------- ------  --------
Alan E. 1995    107,930  -0-   30,0783(3)   -0-     420,000(2)  -0-      -0-
Densen, 1994(1) 117,154  -0-   30,0783(3)   -0-        -0-      -0-      -0-
CEO     1995    169,920  -0-   30,0783(3)   -0-        -0-      -0-      -0-

(1)  From September, 1993 to January, 1994, Mr. Densen was not CEO;
     he served as Senior Vice President.
(2) Includes an incentive stock option granted January 20, 1995 to acquire 20,000 shares at $1.0625 as well as a non qualified stock option to acquire 400,000 shares exercisable at $1.0625 per share, the closing market price on such date, each exercisable until January 19, 2005.
     The non-qualified option can not be exercised during the first five years unless (a) the audited pre-tax profits for fiscal 1995 are greater than $50,000, then options to acquire 200,000 shares of Common Stock may be exercised and (b) the audited pre-tax profits for fiscal 1996 are greater than $250,000, then options to purchase the remaining 200,000 shares of Common Stock may be exercised. It was determined in September 1995 that this option can now be exercised for 200,000 shares of Common Stock. See also Item 12.
(3) Primarily includes life insurance premiums on the life of Alan E. Densen owned by Mr. Densen's wife and paid for by the Company.

Stock Options

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               [Individual Grants]
           Number of         Percent of
          securities        total options /
          underlying        SARs granted           Exercise
          Options/SARs        in fiscal            or base         Expiration
Name      granted (#)(1)       year (1)          price ($/Sh)        Date
-----     --------------    --------------       -------------     -----------
Alan E.    20,000               23.5%               1.0625          1/19/05
Densen,
CEO       400,000               33.3%               1.0625          1/19/05

(1)  See note (2) above in the Summary Compensation Table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES
                                                  Number
                                              of securities          Value
                                               underlying      unexercised in-
                                               unexercised   the-money options
            Shares                         SARs at FY-end (#) SARs at FY-end($)
          acquired on          Value           exercisable /      exercisable
/
Name      exercise (#)       realized ($)      unexersisable   unexercisable(1)
-----     --------------    --------------     -------------   ----------------
Alan E.       -0-              -0-             -0-/20,000        -0-/13,750
Densen,
CEO           -0-               -0-           200,000/200,000   137,500/137,500

(1)  See footnote (2) above in the Summary Compensation Table.

Employment Agreements

As of July 1, 1995, Alan E. Densen entered into a new employment agreement replacing an earlier employment agreement which commenced as of the effective date of the Company's 1994 public offering. A copy of the new agreement is annexed hereto as Exhibit 10.8. The employment agreement with Alan E.
Densen provides for him to serve as the Company's President for a term of five years. At the end of each fiscal year during the term of the agreement, the agreement is automatically extended for one additional year to be added at the end of the then current term of the agreement, unless the Board of Directors determines to the contrary.
The base annual salary is $125,000 for fiscal 1996 which shall be increased at the beginning of each fiscal year commencing July 1, 1996, at the discretion of the Board of Directors. Each increase is not to be less than 10% of the minimum compensation paid to the employee in the prior fiscal year. Mr. Densen is also eligible to receive an annual bonus equal to 3 1/3% of the Company's earnings before interest and taxes for the fiscal year ended June 30, 1996 and each fiscal year thereafter during the term of the agreement. The bonus is to be paid within 30 days of the completion of the Company's audited financial statement for each fiscal year and is to be paid in cash or registered shares of common stock of the Company. In addition, Mr. Densen is entitled to receive reimbursement of ordinary and necessary business expenses, a monthly automobile allowance of $700 and disability, medical, hospitalization, and life insurance.

The employment agreement entered into by Alan E. Densen includes provisions that provide for his right to terminate the agreement and thereby receive additional compensation, as provided below, in the event that he is not elected or retained as President and a director of the Company; the Company acts to materially reduce his duties and responsibilities under the agreement; the Company changes the geographic location of his duties to a location from the New York metropolitan area; his base compensation is reduced by 10% or more;
any successor to the Company fails to assume the agreement; any other material breach of the agreement which is not cured by the Company within 30 days; and a "Change of Control" by which a person, other than a person who is an officer and/or director of the Company as of the effective date of the agreements, or a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, becomes the beneficial owner of 20% or more of the combined voting power of the then outstanding securities of the Company.

In the event that Alan E. Densen terminates his position because of any of the aforesaid reasons other than a "Change of Control", or if the Company terminates his employment in any way that is a breach of the agreement by the employer, Mr. Densen shall be entitled to receive, in addition to his salary continuation, as a bonus, a cash payment equal to his total base salary plus projected expenses and bonuses for the remainder of the term thereof, payable within 30 days of termination and all stock options, warrants and other stock appreciation rights granted by the Company to him shall become immediately exercisable at an exercise price of $0.10 per share. In the event that he owns or is entitled to receive any unregistered securities of the Company, than the Company shall register such securities within 120 days of the his termination.

In the event that there is a "Change of Control", he shall be paid within 30 days thereof a one-time bonus equal to his total minimum base salary for the next three years and he shall be immediately reimbursed for all amounts not yet received for his participation in a total of $250,000 of junior participation with Congress in loans to the Company made during September 1993, without regard to whether such amount is currently due pursuant to the terms thereof.

Compensation to Directors

No compensation is paid to directors for their serving solely as a director, other than outside directors who are compensated at the rate of $500 for each board of directors meeting which they attend in person.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) The following are known by the Company, as of the date hereof, to be the beneficial owners of more than five percent of Common Stock:

                     Name and Address        Amount and Nature        Percent
Title of Class       of Beneficial Owner     of Beneficial  Owner     of Class

Common Stock         Alan E. Densen          309,688(1)(4)            8.1%
$.12 par value       130 West 10th Street
                     Huntington Station, NY

Common Stock         Lawrence Densen         253,813(2)(4)            6.6%
$.12 par value       130 West 10th Street
                     Huntington Station, NY

Common Stock         Anthony P. Towell       676,667(3)(4)           15.9%
$.12 par value       130 West 10th Street
                     Huntington Station, NY

(1) Includes a warrant, held by Mr. Densen's wife, to acquire 16,667 shares of Common Stock granted June 30, 1992, which expires April 11, 1999 and is exercisable at $1.30 per share.

(2) Includes 9,000 Class A Warrants; an incentive stock option to acquire 6,250 shares of Common Stock granted December 18, 1986 which expires December 17, 1996 at an exercise price of $2.6664 per share; incentive stock options to acquire 563 shares of Common Stock granted June 1, 1988 which expires May 31, 1998 at an exercise price of $3.00 per share; an incentive stock option to acquire 20,000 shares of Common Stock granted January 20, 1995 which expires January 19, 2005 and is exercisable at $1.0625 per share.

(3) Includes 15,000 Class A Warrants; a warrant hereinafter referred to as the "Towell Warrant" for 400,000 shares of Common Stock which expires on April
11, 1999 and is exercisable at $1.30 per share; an incentive stock option to acquire 20,000 shares granted January 20, 1995 which expires January
19, 2005 and is exercisable at $1.0625 per share.

(4)  On January 20, 1995, there was granted to Messrs. A. Densen, A. Towell and
L. Densen a non-qualified option to acquire 400,000 shares each exercisable until January 19, 2005 at an exercise price of $1.0625, the closing market price of the Common Stock on the date of grant. These options were granted in consideration of previous sacrifices including reduction in salaries, cancellation of options and other surrendered benefits by such executive officers as well as the turnaround performance achieved by the Company. The turnaround achieved by the Company in its performance can be directly related to the efforts of Messrs. A. Densen, A. Towell and L. Densen. These options can not be exercised during the first five years unless (a) the audited pre-tax profits for fiscal 1995 are greater than $50,000, then options to acquire 200,000 shares of Common Stock may be exercised and (b) the audited pre-tax profits for fiscal 1996 are greater than $250,000, then options to purchase the remaining 200,000 shares of Common Stock may be exercised.
It was determined in September 1995 that these options can now be exercised for 200,000 shares of Common Stock and such 200,000 shares are included in the above table for each individual.

(b) Common Stock owned by the Company's directors and executive officers of the Company as a group:

Name and Address              Amount and Nature             Percent
of Beneficial Owner           of Beneficial  Owner          of Class

Alan E. Densen                309,688(1)                    8.1%
130 West 10th Street
Huntington Station, NY

Lawrence Densen               253,813(2)                    6.6%
130 West 10th Street
Huntington Station, NY

Anthony P. Towell             676,667(3)                   15.9%
130 West 10th Street
Huntington Station, NY

Dr. Martin Fleisher            10,833(4)                     *
130 West 10th Street
Huntington Station, NY

James Favia                    20,000(5)                     *
130 West 10th Street
Huntington Station, NY

Herbert Schneiderman           38,333(6)                    1.1%
130 West 10th Street
Huntington Station, NY

All officers and directors
   as a group (6 persons)    1,309,334                     27.5%
________________
*    Less than 1%.
(1)  See footnote (1) in (a) above.
(2)  See footnote (2) in (a) above.
(3)  See footnote (3) in (a) above.
(4)  Includes stock options to acquire 10,833 shares of Common Stock.
(5)  Includes stock options to acquire 10,000 shares of Common Stock.
(6) Includes warrants and stock options to acquire 18,333 shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions

During September, 1993 the Company's lender, Congress, agreed to provide an overadvance to the Company of $500,000. In connection therewith, Messrs. A. Densen, L. Densen and A. Towell obtained a junior participation interest from Congress by advancing $250,000 of their funds to Congress. $250,000 of this overadvance was repaid to Congress during fiscal 1994. The balance of $250,000 will be repaid by Congress, at its option, to Messrs. A. Densen, L. Densen and
A. Towell, subject to the availability of funds.

Associates holds a first mortgage on the Company's executive offices and warehouse facility in the principal amount of $538,544 as of June 30, 1995. The wives of Alan E. Densen and Anthony P. Towell, executive officers and directors of the Company, and Herbert Schneiderman, a director of the Company are members of Associates. During the year ended June 30, 1995, the Company paid Associates $121,108 in principal and interest on the mortgage.

See note (4) in Item 11(a) with reference to non-qualified options granted to Messrs. A. Densen, L. Densen and A. Towell.

On January 31, 1995, the Company's board of directors reduced the exercise price of the 2.3 million outstanding Class A Warrants issued in connection with the 1994 Public Offering to $1.30 per share. At the same time, the board of directors also reduced the exercise price to $1.30 per share with regard to the 108,333 warrants ("Associate Warrants") issued to a group of investors, including the spouses of Alan Densen (16,667 Associate Warrants owned by her) and Anthony P. Towell (16,667 Associate Warrants owned by her), and to Herbert Schneiderman (8,333 Associate Warrants owned by him), in connection with a reduction of indebtedness regarding the Company's premises, 400,000 warrants purchased by Anthony P. Towell, the Company's Chief Financial Officer, from Scorpio Partners, L.P. ("Scorpio") ("Towell Warrants"), 40,782 Royce warrants issued in connection with a 1991 public offering and 8,333 warrants in connection with a 1991 bridge loan. All these warrants have also been extended to April 11, 1999. These warrants were all adjusted as indicated so as to treat them on an equal basis and to provide incentives for them to be exercised.

The Company had employment agreements with Messrs. A. Densen, A. Towell and L. Densen, which commenced as of the effective date of the Company's 1994 public offering in April, 1994. As of July 1, 1995, these executive officers entered into new agreements. Copies of the new agreements are annexed hereto as Exhibits 10.8, 10.9 and 10.10, respectively. See Item 10, Executive Compensation - Employment Agreements with regards to provisions contained in the employment agreement of Alan E. Densen, the Company's President and CEO. Similar provisions are contained in each of the employment agreements with Anthony P. Towell and Lawrence Densen. See also note 8 to the Consolidated Financial Statements.

On July 10, 1995 the Company terminated its relationship with Lew Lieberbaum & Co., Inc. ("Lew Lieberbaum"), the Company's underwriter in its 1994 public offering. Pursuant to an agreement dated July 10, 1995 (the "Underwriting Agreement"), the Company canceled all of Lew Lieberbaum's rights under the Underwriting Agreement, including, but not limited to, the right of first refusal to act on behalf of the

Company in future transactions, the cancellation of all Underwriter's Warrants held by Lew Lieberbaum or its affiliates, their right to representation on the Company's board of directors and the termination of any obligation by holders of securities subject to a "lock-up" to obtain the permission of Lew Lieberbaum prior to sale or other disposition of said securities. At the same time, Leonard A. Neuhaus and Sheldon Lieberbaum, who are affiliated with Lew Lieberbaum, resigned as directors of the Company. In exchange, the Company issued 100,000 shares of common stock to Lew Lieberbaum and has agreed to register these shares with the Securities & Exchange Commission by October 31, 1995 or to issue an additional 50,000 shares and register all of the shares if such registration statement is not filed by said date.

On April 18, 1995, the Company entered into an agreement with Donald & Co. Securities Inc. ("Donald") to act as its investment adviser for a term of three years at a retainer of $3,000 per month. The agreement may be terminated for cause at any time and after eighteen (18) months by either party upon forty-five days notice. Donald was also granted a five year warrant to purchase 125,000 shares exercisable at $1.25 per share, the closing market price on the date of grant. James Favia, a director of the Company, serves as a consultant to Donald.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

          (a) The following exhibits are incorporated by reference to the Company's annual reports on Form 10K for the periods as indicated:

     For the year ended June 30, 1991:

     (1.1) Standby Underwriting Agreement between Eastco Industrial Safety Corp. and Royce Investment Group, Inc. dated February 28, 1991.

     (4.1)     Stock Purchase Warrant dated as of February 28, 1991 in favor of
              Royce Investment Group, Inc. (referred to as Exhibit 1.2).

     (10.1)   Accounts Financing Agreement (Security Agreement), Covenants
               Supplement to Accounts Financing Agreement (Security Agreement),
              Inventory Loan Agreement and Inventory and Equipment Security
              Agreement Supplement to Accounts Financing Agreement (Security
              Agreement) executed as of October 1, 1991 with Congress
              Financial Corporation. (referred to as Exhibit 10.19)

     (22)      Subsidiaries of the registrant.

     (28.1) Settlement agreement and release with Mount Vernon Fire Insurance Company dated May, 1991.
               (referred to as Exhibit 28.5)

     For the year ended June 30, 1992:

     (10.2)    Modification of Indebtedness Agreement with 130 West 10th Street
              Associates, L.P. dated June 30, 1992. (referred to as Exhibit
              10.20)

     (28.2) Insurance coverage for Puerto Rico Safety Equipment Corporation for asbestos. (referred to as Exhibit 28.6)

     For the year ended June 30, 1993:

     (3.1)     Articles of Incorporation as amended to date.

     (3.2)     By-laws as amended to date.

     (10.3) Exemption of Puerto Rico Safety Equipment Corporation with respect to Puerto Rico taxes as amended to date.
               (referred to as Exhibit 10.2)

     (10.4) Joint Participation Agreement between Congress and Alan E. Densen dated September 20, 1993. (referred to as Exhibit 10.40)

     (10.5) Joint Participation Agreement between Congress and Anthony P. Towell dated September 20, 1993. (referred to as Exhibit 10.41)

     (10.6) Joint Participation Agreement between Congress and Lawrence Densen dated September 20, 1993. (referred to as Exhibit 10.42)

     For the year ended June 30, 1994:

     (28.3) Letters between L'Abbate & Balkan, counsel for Eastco, and Wilentz, Goldman & Spitzer, counsel for plaintiffs' attorneys, dated February 3, 1994 and March 14, 1994, respectively, with respect to settlement of New York cases. (referred to as Exhibit 28.7)

     The following exhibits are incorporated by reference to the Registration Statement on Form S-1 (No. 33-74988) as amended, effective April 12, 1994. The number in parenthesis refers to the exhibit number in the Form S-1:

     (4.2)     Form of Common Stock Certificate.(4a)

     (4.3)     Form of Warrant Certificate (Class A Warrant). (4b)

     (4.4) Form of Warrant Agency Agreement between the Registrant and Continental Stock Transfer and Trust Company. (4c)

     (10.7) Amended Non-Redeemable Common Stock Purchase Warrant dated January 31, 1994 (held by Anthony P. Towell and previously held by Scorpio, the Towell Warrant. (10l)

     The following exhibits are annexed hereto:

     (4.5) Form of Option Agreement granted as of January 20, 1995 with Alan E. Densen, Anthony P. Towell and Lawrence Densen.

     (10.8) Employment agreement with Alan E. Densen dated as of July 1, 1995.

     (10.9)    Employment agreement with Anthony P. Towell dated as of July 1,
               1995.

     (10.10) Employment agreement with Lawrence Densen dated as of July 1, 1995.

     (10.11) Agreement dated July 10, 1995 between the Company and Lew Lieberbaum & Co., Inc.

     (10.12) Agreement dated April 18, 1995 between the Company and Donald & Co. Securities Inc.

     (10.13)   Amendment to Financing Agreement with Congress dated
               July 1, 1995.

     (11)      Computation of Earnings Per Share.

     (27)      Financial Data Schedule.

     (28.4)    Asbestos litigation as of June 30, 1995.

     (28.5)    Product liability primary insurance coverage for asbestos.

     (28.6)    Product liability excess insurance coverage for asbestos.

     (28.7)    Defense and indemnity agreement dated March 26, 1990.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EASTCO INDUSTRIAL SAFETY CORP.


                                   By: /s/ Alan E. Densen      Date: 9/19/95
                                        ALAN E. DENSEN
                                   President and Chief Executive Officer


                                   By: /s/ Anthony P. Towell   Date: 9/19/95
                                        ANTHONY P. TOWELL
                                   Vice President of Finance, Treasurer and
                                   Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   By: /s/ Alan E. Densen     Date: 9/19/95
                                        ALAN E. DENSEN
                                        Director


                                   By: /s/ Lawrence Densen    Date: 9/19/95
                                        LAWRENCE DENSEN
                                        Director


                                   By: /s/ Herbert Schneiderman Date: 9/18/95
                                        HERBERT SCHNEIDERMAN
                                        Director


                                   By: /s/ Martin Fleisher    Date: 9/18/95
                                        MARTIN FLEISHER
                                        Director


                                   By: /s/ Anthony P. Towell  Date: 9/19/95
                                        ANTHONY P. TOWELL
                                        Director


                                   By: /s/ James A. Favia     Date: 9/20/95
                                        JAMES A. FAVIA
                                        Director

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS




                                      INDEX

                                                         Page



Independent Auditors' Report                             F-2

Consolidated Financial Statements:

 Balance Sheet as at June 30, 1995                       F-3

 Statements of Operations for the Years
   Ended June 30, 1995 and June 30, 1994                 F-4

 Statements of Changes in Shareholders' Equity
   for the Years Ended June 30, 1995 and June 30,
   1994                                                  F-5

 Statements of Cash Flows for the Years Ended
   June 30, 1995 and June 30, 1994                      F-6-7

 Notes to Financial Statements                          F-8-22

                          Independent Auditors' Report


Board of Directors and Shareholders
Eastco Industrial Safety Corp.
Huntington, New York



   We have audited the accompanying consolidated balance sheet of EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES as at June 30, 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Eastco Industrial Safety Corp. and Subsidiaries as at June 30, 1995 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

   As discussed in Note 11 to the consolidated financial statements, the Company is a defendant in various lawsuits, together with a multitude of other defendants, in actions alleging exposure by plaintiffs to asbestos and products containing asbestos sold by the Company over unspecified periods of time. The Company is also a defendant in a non-asbestos related product liability lawsuit. While the Company has entered into an agreement with its primary insurance companies which limits its liability with respect to certain asbestos litigation, the ultimate outcome or range of liability, if any, resulting from the various lawsuits cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements.



                                   /s/ Cornick, Garber & Sandler, LLP
                                   CERTIFIED PUBLIC ACCOUNTANTS
Uniondale, New York
September 8, 1995

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               AS AT JUNE 30, 1995

                                     ASSETS

Current assets:
 Cash and cash equivalents (Note 1)                           $   521,210

 Accounts receivable                           $4,202,173
   Less allowance for doubtful accounts
   (Note 5)                                       304,000       3,898,173

 Inventories (Notes 1, 2 and 5)                                 4,363,898
 Other                                                            481,868

          Total current assets                                  9,265,149

Property, plant and equipment, net (Notes 1, 3,
 5 and 6)                                                       1,319,111
Other assets                                                      131,788

          T O T A L                                           $10,716,048
                                   LIABILITIES

Current liabilities:
 Loans payable (Note 5)                                       $ 4,928,908
 Current maturities of long-term debt (Note 6)                     48,762
 Accounts payable                                               2,891,043
 Accrued expenses                                                 331,907

          Total current liabilities                             8,200,620

Long-term debt, less current maturities (Note 6)                  489,782

          Total liabilities                                     8,690,402

Commitments and contingencies (Notes 9, 10 and 11)

                              SHAREHOLDERS' EQUITY
                               (Notes 5, 6 and 7)

Common stock, $.12 par value; authorized
 20,000,000 shares; outstanding 3,477,383
   shares                                     $   417,286
Additional paid-in capital                      5,848,952
(Deficit) (statement attached)                 (4,240,592)      2,025,646

          T O T A L                                           $10,716,048
     The notes to consolidated financial statements are made a part hereof.

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                              Year Ended June 30,
                                             1995         1994

Net sales                                $24,024,897   $20,745,809

Costs and expenses:
 Cost of sales (Note 1)                    19,254,571   17,372,063
 Selling, general and
   administrative (Note 1)                  4,148,517    4,709,037
 Interest (including approximately
   $812,000 of debt finance costs
   and common stock issued to note
   holders in 1994) (Notes 5 and 6)           583,665    1,391,777
 Other income (net)                           (39,793)     (15,690)

      Total costs and expenses             23,946,960   23,457,187

NET INCOME (LOSS)                         $    77,937  $(2,711,378)

Net income (loss) per common share
  (Note 1)                                $.02        $(2.08)

Weighted average number of common
  shares outstanding (Note 1)               3,477,383    1,305,846










     The notes to consolidated financial statements are made a part hereof.

                                     EASTCO INDUSTRIAL SAFETY CORP.
                                            AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (NOTES 5, 6 AND 7)

                                                                        Additional
                                     Common Stock     Treasury Stock    Paid-in
                                 ------------------- ---------------    Capital   (Deficit)   Total
                                --------  --------   -------   ------  ---------   ---------  ------
BALANCE - JULY 1, 1993                800,310$ 96,037   (167) $ (5,500)$2,150,691  $(1,607,151) $
634,077

Net proceeds of public offering     2,300,000 276,000                   3,169,520
3,445,520
Shares issued to Scorpio Partners
 to reacquire warrant                  87,500  10,500                     (10,500)
Shares issued in connection with
 bridge loan financing                287,500  34,500                     540,500
575,000
Sale of warrant to underwriter                                                 10
10
Retirement of treasury stock             (167)    (20)   167     5,500     (5,480)
Shares issued for services              2,240     269                       4,211
4,480
Net (loss) for the year ended
 June 30, 1994                                                                      (2,711,378)
(2,711,378)

BALANCE - JUNE 30, 1994             3,477,383 417,286    --       --      5,848,952 (4,318,529)
1,947,709

Net income for the year ended
 June 30, 1995                                                                          77,937
77,937

BALANCE - JUNE 30, 1995             3,477,383$417,286    --    $  --   $5,848,952  $(4,240,592)

    $ 2,025,646


     The notes to consolidated financial statements are made a part hereof.

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                   Year Ended June 30,
INCREASE (DECREASE) IN CASH AND                      1995        1994
  CASH EQUIVALENTS

Cash flows from operating activities:
  Net income (loss)                              $    77,937 $(2,711,378)

  Adjustments to reconcile results of
  operations to net cash effect of
  operating activities:
        Depreciation and amortization                164,533     172,870
        (Reduction of) provision for losses on
          accounts receivable                        (38,655)    138,843
        Shares issued in connection with
          bridge loan financing                                  575,000
        Shares issued for services                                 4,480
        Net changes in assets and liabilities:
          Accounts receivable                       (430,003)  1,120,727
          Inventories                             (1,197,860)    371,746
          Other current assets                       (37,608)    (25,797)
          Other assets                                20,247      59,107
          Accounts payable                           401,146  (1,262,624)
          Accrued expenses                          (102,136)    134,982
          Deferred compensation                                  (65,000)

            Total adjustments                     (1,220,336)  1,224,334

            Net cash used for operating
              activities                          (1,142,399) (1,487,044)

Cash flows from investing activities:
  Acquisition of property, plant and
        equipment                                   (191,242)    (24,658)




(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -2-



                                              Year Ended June 30,
                                             1995           1994

Cash flows from financing activities:
 Repayments of long-term debt            $    (42,426)    $ (361,913)
 Borrowings under line of credit
     agreements                            25,789,531     22,159,610
 Repayments under line of credit
   agreements                             (24,044,483)   (23,363,860)
 Net proceeds from public offering
     of common stock and warrants                          3,445,520
 Proceeds from sale of warrants                                   10
 (Decrease) increase in bank
     overdrafts                              (365,277)       149,841

     Net cash provided by
       financing activities                 1,337,345      2,029,208

NET INCREASE IN CASH AND CASH EQUIVALENTS       3,704        517,506

Cash and cash equivalents - July 1            517,506         --

CASH AND CASH EQUIVALENTS - JUNE 30      $    521,210   $    517,506

Supplemental disclosure of cash paid
 for interest                            $    583,665   $    548,702

Supplemental disclosure of noncash
financing activities:

 Repurchase of warrant for
   issuance of stock                     $     --       $    175,000






    The notes to consolidated financial statements are made a part hereof.

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994




NOTE 1 - Summary of Significant Accounting Policies:

         Principles of Consolidation:

         The consolidated financial statements include the accounts of Eastco Industrial Safety Corp. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash:

         Cash includes certificates of deposit of approximately $500,000 in 1995 and $475,000 in 1994 which are considered cash equivalents on the statement of cash flows. At June 30, 1995, a $300,000 certificate has been pledged as collateral for a bank loan to the extent of such loan (see Note 5).

         Inventories:

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, which represents estimated net realizable value.

         Depreciation and Amortization:

         Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining term of the lease.

         Income Taxes:

         In 1987, the Company adopted the provisions of Statement of Financial Accounting Standards No. 96. Financial Accounting Standards Statement No. 109 (FASB 109), which superseded FASB 96, was adopted for the fiscal year ended June 30, 1994. However, because of the similarity of these two statements as they affect the Company, the adoption of FASB 109 did not have a material effect on the consolidated financial statements.

(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994



NOTE 1 - Summary of Significant Accounting Policies (Continued):

         Per Share Amounts:

         Earnings and loss per share amounts have been computed utilizing the weighted average number of common shares outstanding each year. Such computations do not include common stock equivalents (Notes 6 and 7) because their inclusion would not be material for 1995 and they were anti-dilutive for 1994.


NOTE 2 - Inventories:

         Inventories consist of the following at June 30, 1995:

               Raw materials                 $1,688,881
               Work-in-process                  440,164
               Finished goods                 2,234,853

                  Total                      $4,363,898


NOTE 3 - Property, Plant and Equipment:

  Property, plant and equipment is comprised of the following at June 30, 1995:
                                                          Estimated
                                                       Useful Life
                                                          (Years)

         Cost:
          Land                              $  382,000
          Building and leasehold
            improvements                       827,451   5 - 40
          Machinery and equipment            1,160,416   3 - 10
          Furniture and fixtures               192,948   7 - 10

              Total                          2,562,815

          Less accumulated depreciation
            and amortization                 1,243,704

                Balance                     $1,319,111

(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994



NOTE 4 - Income Taxes:

  Effective July 1, 1993, Statement of Financial Accounting Standards No. 109 (SFAS 109) became effective for the Company. The adoption of SFAS 109 had no effect on the financial statements as at June 30, 1994 and for the year then ended. While SFAS 109 requires the recognition of a deferred tax asset for the benefit of net operating loss carryforwards, it also requires the recognition of a valuation allowance when it is more likely than not that such benefit will not be realized. As a result of the Company's past history of losses, it has recorded a valuation allowance of $2,237,000, which equals the net deferred tax asset account at June 30, 1995.

  Deferred income taxes at June 30, 1995 relate to the following temporary differences and carryforwards:

          Deferred tax assets:
            Net operating loss carryforwards                $2,056,000
            Allowance for doubtful accounts and credits        124,000
            Tax basis adjustments to inventory                  60,000

               Total                                         2,240,000

          Less deferred tax liability:
            Accelerated depreciation of property
            and equipment                                       (3,000)

               Balance                                       2,237,000

          Less valuation allowance                          (2,237,000)

          Net deferred income taxes after
            valuation allowance                            $     --








(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994



NOTE 4 - Income Taxes (Continued):

   Two wholly-owned Puerto Rico based subsidiaries have been granted exemptions from paying Puerto Rico income taxes under provisions of the Puerto Rico Industrial Tax Exemption Act of 1963, provided such sub-sidiaries continue to meet the terms and conditions of their grants.
   One subsidiary's exemption expires June 30, 1999. The subsidiary has received a 90% exemption from Puerto Rico income taxes and a 75% exemption from Puerto Rico municipal and property taxes. The second subsidiary has received a 90% exemption from Puerto Rico income and property taxes and a 60% exemption from Puerto Rico municipal income taxes to June 2006. These subsidiaries have elected, pursuant to Section 936 of the Internal Revenue Code, to receive credits equivalent to the amount of Federal income taxes which would otherwise be due on their income. The Omnibus Budget Reconciliation Act of 1993 imposes new limitations on computing the Possession Tax Credit under Section 936 for tax years beginning after 1993. In addition, the Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax calculation.

   Dividends, if paid by the Puerto Rico based subsidiaries, are subject to a withholding tax of 10%; however, no taxes have been provided on their aggregate undistributed earnings of approximately $2,458,000 at June 30, 1995 because it is management's intention to reinvest such earnings indefinitely.






(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994



NOTE 4 - Income Taxes (Continued):

       A reconciliation between the expected tax expense at the statutory federal income tax rate and the Company's actual income tax expense is as follows:

                                                        June 30,
                                                     1995        1994

       Income tax expense (benefit) at the
          statutory rate                            $ 26,000  $(922,000)
       Effect of net operating loss of
          Puerto Rican subsidiaries for
          which there is no current tax
          benefit                                               106,000
       Effect of domestic net operating
          loss for which there is no
          current tax benefit                                   816,000


       Benefit of utilization of net
          operating loss carryforwards               (26,000)

              Actual income tax expense             $  --     $   --

 At June 30, 1995, the Company has net operating loss carryforwards of approximately $5,410,000 for federal income tax purposes. Such carryforwards expire in 2005 through 2009. As a result of the public stock offering in April 1994 (Note 7), the amount of the loss carryforwards which can be utilized to offset future taxable income will be limited to approximately $380,000 a year, plus any loss carryforwards incurred after April 19, 1994. However, to the extent such annual limitation is not utilized in any year, it may be further carried forward until the carryforward would have otherwise expired. Accordingly, carryforwards available to be utilized for the year ending June 30, 1996 approximate $1,584,000.


(Continued)                          F-12

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994


NOTE 5 - Loans Payable:

  The Company's line of credit agreement, which expires in October 1996, with Congress Financial Corporation ("Congress") provides for borrowings up to $5,750,000 with interest payable monthly at 2 1/2% above the prime rate, plus an unused line fee of 1/4% a year. Borrowings are limited to 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum inventory of $2,875,000. The loan is subject to certain working capital and net worth requirements and is collateralized by all assets of the Company not previously pledged under other loan agreements. The loan agreement prohibits the payment of dividends by the Company. In September 1993, Congress sold to three individuals, who are officers and directors of the Company, a $250,000 junior participation in the loans made to the Company. The Company had an informal agreement with Congress, whereby Congress agreed to provide the Company an additional $500,000 in borrowing availability which was repaid at $11,250 a week beginning November 1, 1993 until $250,000 of additional borrowings was repaid. Congress can, at its option, repurchase the junior participation if the Company has at least $250,000 in availability under the financing agreement; such participation has not been repurchased at June 30, 1995. The participants' interest in the obligations, collateral and collections is subordinated to Congress.

  On June 28, 1995, the Company borrowed $100,000 from a bank under a 30 day note, which is renewable at the bank's option. Interest is payable at 1% above the prime rate.

  In December 1993, the Company received a non-interest bearing loan of $400,000 from an underwriter as an advance against a $750,000 private placement bridge loan which was completed in January 1994. Additional bridge loans of $375,000 and $25,000 were received in March and April 1994, respectively. The loans were repaid in April 1994 on the closing of a public offering (Note 7). The interest on these loans was at 5% a year, plus the issuance of $575,000 of the Company's common stock upon the closing of the public offering. The costs incurred in connection with the issuance of the notes of approximately $160,000, together with the $575,000 value of the 287,500 shares of the Company's common stock issued to the note holders was charged to operations and included with interest expense during the year ended June 30, 1994.

(Continued)                          F-13

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994

NOTE 6 - Long-Term Debt:

  Long-term debt at June 30, 1995 consists of a mortgage payable, collater-alized by land, building, accounts receivable and personal property, with interest at 14.0%. In June 1992, a group of investors, including the spouses of certain officers and directors of the Company, acquired the mortgage on the Company's building with a balance of approximately $962,000 and $500,000 of subordinated debt from a bank for $650,000. The group entered into a modification of indebtedness agreement which reduced the mortgage to $650,000 and forgave the balance, which, after the write off of related deferred financing costs, resulted in a gain of $722,000 in fiscal 1992. In connection with this transaction, the Company also issued five-year warrants to acquire 108,333 shares of common stock at $3.00 a share. In January 1995, the Company reduced the exercise price to $1.30 and extended the expiration date until April 1999. The mortgage is payable in monthly installments of $10,092, including interest, with the remaining balance of approximately $434,000 due in July 1997. Interest on the mortgage was $78,682 and $84,195 for the years ended June 30, 1995 and 1994, respectively, approximately 31% of which is applicable to the spouses of the officers and directors of the Company.

  In June 1993, the Company borrowed $325,000 from Scorpio Partners L.P. ("Scorpio") in the form of a convertible subordinated note, payable in June 1997. In connection with the note, the Company also sold to Scorpio for $25,000 and $15,000, respectively, warrants to purchase 400,000 shares of the Company's common stock at $2.00 a share and 250,000 shares of common stock at $3.00 a share.

  In January 1994, the Scorpio loan was renegotiated (whereby the first warrant was purchased by a corporate officer/director and extended to March 31, 1997 and the second warrant was purchased by the Company and canceled) in consideration for the issuance of common stock having a total value of $175,000 on the effective date of a public offering. In April 1994, the Scorpio loan was repaid upon the closing of the public offering. The $10,500 par value of the shares issued to repurchase the warrants was charged against additional paid-in capital in the year ended June 30, 1994. The finance costs of approximately $77,000 incurred in connection with these loans were charged to operations during the year ended June 30, 1994 and are included with interest expense on the statement of operations.

 Two partners of Scorpio were officer/directors of the Company from June 29, 1993 until January 1994 and June 1994. Interest paid on the note during the year ended June 30, 1994 was $20,346.



(Continued)                          F-14

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994


NOTE 7 - Shareholders' Equity:

  Common Stock:

  In April 1991, the Company sold, pursuant to a rights offering, 480,065 shares of common stock. In this connection, the underwriter was sold a warrant to purchase 40,782 shares of common stock at $5.33 per share, which is exercisable until February 28, 1996. The Company also had borrowed $200,000 with interest at 17% per annum during February 1991 from five unrelated parties. These loans were repaid out of the proceeds of the rights offering, including interest. In connection with these loans, the Company issued warrants to purchase 8,333 shares of common stock, exercisable at $3.00 per share until May 13, 1996. In January 1995, the Company reduced the exercise price of the above warrants to $1.30 and extended their expiration dates until April 1999.

  On April 19, 1994, the Company sold in a public offering 2,000,000 units at $2.00 per unit. Each unit consists of one share of the Company's common stock and one Class A warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $2.40 a share, from April 12, 1995 through April 12, 1999. In January 1995, the Company reduced the exercise price to $1.30 a share. These warrants are redeemable by the Company commencing April 12, 1995 at $.10 a warrant, provided that the high bid price of its stock is at least $1.95 for the required number of days prior to the Notice of Redemption. The Company also granted to the underwriter an option to purchase, at the same price, 300,000 units to cover over-allotments. This option was exercised in May 1994. The net proceeds to the Company of these sales were $3,445,520. Out of these proceeds, the bridge loans (Note 5) of $1,150,000 plus interest and the Scorpio loan (Note 6) of $325,000 plus interest were repaid. In addition, the Company sold to the underwriter for $10 an option, exercisable from April 12, 1995 to April 12, 1999, to purchase 230,000 additional units at $2.90 a unit and entered into a two year consulting agreement with the underwriter at a total cost of $72,000. Subsequent to the public offering, two officers of the underwriter became directors of the Company until their resignations on July 10, 1995 (see
  Note 12).

  Incentive Stock Option Plans:

  Under the Company's 1983 Incentive Stock Option Plan, options could be granted to June 23, 1993 for a maximum of 56,250 shares of the Company's
  common stock.  At June 30, 1995, options to purchase 8,654   shares at
  $2.67 to $3.00 a share are outstanding; no further options may be granted under this plan.


(Continued)                          F-15

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994


NOTE 7 - Shareholders' Equity (Continued):

  Incentive Stock Option Plans (Continued):

  The Company's 1992 Incentive Stock Option Plan provides for the granting of options for 200,000 shares of the Company's common stock to December 20, 2002.

  The Company's 1994 Incentive Stock Option Plan provides for the granting of options for 100,000 shares of the Company's common stock to January 2004.

  Options granted under the incentive stock option plans must be exercised within such period as stated in the plans and, in any event, must be exercised no later than ten years after the date they are granted. The plans provide that the exercise price of the options may not be less than 100% of the fair market value of common stock at the date of grant or 110% in the case of an incentive stock option granted to any employee owning more than 10% of the voting power of all classes of stock of the Company.

  Transactions under the above plans are summarized as follows:

                                           Shares      Option Price Per Share

         Outstanding - July 1, 1993        265,029   $2.64 to $39.60

         Expired                            (8,250)
         Canceled                         (245,000)* $2.75 to $ 5.13

         Outstanding - June 30, 1994        11,779   $2.64 to $ 3.00

         Granted                            85,000   $1.06
         Expired                              (125)

         Outstanding - June 30, 1995        96,654   $1.06 to $3.00

         *In connection with the public offering in 1994, holders of incentive and nonqualified stock options for 254,208 shares at prices of $2.75 to $44.04 a share agreed to the cancellation of their options.


(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994



NOTE 7 - Shareholders' Equity (Continued):

  1995 Stock Options:

  On January 20, 1995, the Board of Directors granted to the Company's president and two vice-presidents ten-year nonqualified options to purchase 400,000 shares each at $1.06 per share. The options are exercis-able after five years but may become exercisable sooner upon the Company achieving pretax earnings targets. Based on the earnings for the year ended June 30, 1995, options for 600,000 shares are now exercisable; options for the remaining shares will become exercisable if the Company's pretax earnings for the year ending June 30, 1996 exceeds the $250,000 target.

  Other nonqualified options outstanding at June 30, 1995, under prior years' grants aggregate 1,083 shares at prices of $3.00 to $44.04 a share. The following summarizes shares reserved at June 30, 1995 under options and warrants outstanding:

                                                              Price Per
                                              Number      Share or Unit
              Stock options:
          Incentive stock option plans          96,654  $1.06 - $ 3.00
          Nonqualified options               1,201,083  $1.06 - $ 3.00
         Warrants:
          Class A                            2,300,000  $1.30
          Other                                557,448  $1.30
         Underwriter's warrants
           (comprised of one share
          of common stock and one Class
          A warrant) (subsequently can-
          celled (see Note 12))                230,000  $2.90





(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994




NOTE 8 - Commitments and Contingencies:

  Rent:

  The Company is obligated through August 2003 under several noncancellable long-term operating leases covering office, factory and warehouse facili-ties. Minimum annual rentals under these leases are:

              Year ending June 30:
                1996                    $  109,000
                1997                       116,000
                1998                       127,000
                1999                       137,000
                2000                       157,000
              Thereafter                   474,000

                 Total                  $1,120,000

  Rent expense, including month-to-month rentals, was $219,000 and $221,000 in the fiscal years ended June 30, 1995 and 1994, respectively.

  Employment Agreements:

  The Company had employment agreements, which commenced as of the effective date of the April 1994 public offering, with three of its officers. These agreements provided for combined annual salaries of $247,000. On July 1, 1995, these officers entered into new agreements which provide for the following:

             Officer                 Period       Annual Salary

         President (a)               5 years         $125,000
         Senior Vice-President (b)   5 years         $105,000
         Vice-President of Finance
           and Treasurer (c)         5 years         $ 55,000

(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994


NOTE 8 -       Commitments and Contingencies (Continued):

  Employment Agreements (Continued):

        (a) This officer is entitled to a bonus of 3 1/3% of the Company's income before taxes and interest.

        (b) This officer is entitled to a bonus of 3 1/3% of the Company's income before taxes and interest and a bonus of 3/4 of 1% of net sales in excess of $20,500,000.

        (c) This officer is entitled to a bonus of 3 1/3% of the Company's income before taxes and interest.

  The above officers are also entitled to annual increases of not less than 10% of the prior year's compensation. In addition, should an unrelated party obtain more than 20% of the Company's then outstanding stock, other than by transactions initiated by the Company, the following will occur:

        (a) Each will be paid a bonus equal to their minimum base salary for the next three years.

        (b)   Each will be repaid their junior participation in loans made to the Company (see Note 5).

        (c)   All rights (options, warrants, etc.) will become immediately vested and exercisable.


NOTE 9 - Profit Sharing Plan:

  The Company's qualified profit sharing plan covering all eligible full-time employees provides for discretionary (i.e., no minimum contributions are required) contributions as approved by the Company's Board of Directors. The profit sharing plan includes a 401(k) plan. There were no contributions made for the fiscal years ended June 30, 1995 and 1994.

(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994

NOTE 10 - Industry Segmental Information:

  The Company operates in two industry segments. The first is the manufacturing and sale of disposable clothing, industrial protective clothing and protective products to distributors. The second is the distribution and sale of industrial protective clothing and protective products directly to "end users". These segments are summarized as follows:

              1995              Distribution      Manufacturing          Total



        Net sales               $ 9,233,456       $14,791,441      $24,024,897

        Operating profit        $   156,199       $ 1,666,331      $ 1,822,530

        General corporate expenses                                  (1,160,928)
        Interest expense                                              (583,665)

        Income before provision for
          income taxes                                             $    77,937

        Identifiable assets     $ 4,291,806       $ 6,424,242      $10,716,048
        Capital expenditures    $    27,882       $   163,360      $   191,242
        Depreciation and amortiza-
          tion expense          $    37,462       $   127,071      $   164,533

               1994


        Net sales               $ 8,653,738       $12,092,071      $20,745,809

        Operating profit        $    80,839       $   235,564      $   316,403

        General corporate expenses                                  (1,636,004)
        Interest expense                                            (1,391,777)

        Loss before provision for
          income taxes                                             $(2,711,378)

        Identifiable assets     $ 4,035,140       $ 4,966,616      $ 9,001,756
        Capital expenditures    $    13,850       $    10,808      $    24,658
        Depreciation and amortiza-
          tion expense          $    35,620       $   137,250      $   172,870


(Continued)

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994
NOTE 11 - Litigation:

  At June 30, 1995, the Company is a defendant in approximately 250 law-suits, together with a multitude of other defendants, in actions alleging exposure by approximately 480 first party plaintiffs to asbestos and products containing asbestos sold by the Company over unspecified periods of time.

  To June 30, 1995 and since 1981, the Company estimates approximately 830 actions on behalf of approximately 6,400 first party plaintiffs have been instituted against it concerning asbestos related claims and that claims of approximately 5,920 plaintiffs have been terminated. The foregoing numbers assume the consummation of pending settlements. The Company estimates that with the exception of defense costs, a total of approximately $1,300,000 has been agreed to in settlements to date with regard to the terminated actions of which all but $25,000 has been paid by the Company's insurance carriers. The Company has been notified that for actions terminated subsequent to June 30, 1995, its ahre of the settlements made will be approximately $15,000. To June 30, 1995, the Company has paid less than $40,000 for legal and defense costs to counsel appointed by the insurance companies to defend it. The Company entered into an agreement with its primary insurance companies, wherein its liability is limited to 12% of the cost of the defense liability and 17% of the settlement claim of certain litigation. The agreement, which is subject to policy limitations on each insurance policy, may be terminated at any time upon 90 days notice by any of the parties provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than 12 months from the date the notice is given. In May 1991, the Company reached an agreement with Mount Vernon Fire Insurance Company, one of its primary insurance carriers, with respect to its pend-ing and future asbestos litigation. Mount Vernon agreed to contribute
  6.25% to the Company's defense costs and 6.25% to its indemnity costs for so long a period of time as $100,000 in aggregate has not been paid for indemnity costs. This agreement applied only during the period Mount
  Vernon provided insurance coverage, which is between April 1, 1968 to April 1, 1969. However, because past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs and because, as of this date, management is still unable to fully ascertain the extent of insurance coverage applicable to asbestos claims against the Company or the extent to which insurance carriers will provide coverage, neither management nor counsel is able to predict the outcome of these matters or the range of any potential liability that might result. In addition, based on past history, management believes it is likely that there will be additional asbestos action instituted against the Company.

(Continued)                          F-21

                        EASTCO INDUSTRIAL SAFETY CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEAR ENDED JUNE 30, 1995 AND 1994



NOTE 11 - Litigation (Continued):

  The Company is party to other product liability litigation arising in the ordinary course of business. After consultation with counsel, the Company considers that its ultimate liability, if any, after available insurance coverage, in the majority of these matters, would not have a material adverse effect upon the Company's financial position. However, there can be no assurances that the Company's insurance coverage will adequately cover these cases or whether the Company's insurance will provide coverage for punitive damages should they be awarded.


NOTE 12 - Subsequent Events:

  On July 10, 1995, the Company issued 100,000 shares of common stock to the underwriter of its 1994 public stock offering in exchange for the cancellation of all of its rights under the Underwriting Agreement. The Company has agreed to register these shares with the Securities and Exchange Commission by October 31, 1995 or to issue an additional 50,000 shares to the underwriter and register all of the shares thereafter.

  On July 26, 1995, the Company issued to its investment advisor, which a new diretor of the Company is a consultant to, a five year warrant to purchase 125,000 shares of the Company for $1.25 a share.