Form 10KSB/A
period 1995-06-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1995-10-05
CIK 31079

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                AMENDMENT No. 1

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

(b) Business of Issuer.

Manufacturing Operations

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

     Puerto Rico Safety Equipment and Disposable have elected to apply Section 936 of the Internal Revenue Code, effective July 1,
1979. The provisions of Section 936 are effective until revoked by the Company. If the conditions of Section 936(a)(2) are satisfied, the Section 936 credit equals the portion of the United States income tax that is attributable to taxable income from sources outside the United States derived from the active conduct of a trade or business within a United States possession, or the sale or exchange of substantially all of the qualified possession source investment income. Dividends payable by each subsidiary to the Company from operations are entitled to a 100% dividends received deduction but are subject to a 10% withholding tax in Puerto Rico.
The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") imposes new limitations on computing the Possession Tax Credit under
Section 936 for tax years beginning after 1993. There are two methods for determining the credit under the new law. Under the first method, the amount of the credit may be determined by using the so-called economic activity limit. This attempts to limit the credit by applying various percentages to possession-based compensation, depreciation and taxes paid or accrued. Alternatively, the Company may make an irrevocable election when it files its June 30, 1995 federal income tax return to have present rules apply, but to phase out the credit to 60% of the 1994 level, and further phase down by 5% per year to 40% in 1998 and years thereafter. Since the credit is a function of future earnings, if any, the effect of such limitations cannot be determined at the present time. In addition, the Omnibus Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax Calculation. No dividends have been declared on the aggregate undistributed earnings of Puerto Rico Safety Equipment and Disposable (which through June 30, 1995, aggregates approximately $2,458,000) and none are intended to be declared because it is management's intention to reinvest the earnings, if any, from such subsidiaries indefinitely. The Company believes that based upon current operations, the Omnibus Act will not have a material effect on the Company for the foreseeable future.

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

(b)  The approximate number of holders of record of the Common
Stock as of September 7, 1995 was 392. The Company believes there are in excess of 800 beneficial holders of the Common Stock.

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


Huntington Station, New York
October 3, 1995
                                   EASTCO INDUSTRIAL SAFETY CORP.


                                   By: /s/ Anthony P. Towell   Date: 9/19/95
                                        ANTHONY P. TOWELL
                                   Vice President of Finance, Treasurer and
                                   Chief Financial Officer