Form 10QSB
period 1995-09-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1995-11-09
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                            WASHINGTON, D.C., 20459

                                  FORM 10-QSB

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE # 0-8027



                     EASTCO INDUSTRIAL SAFETY CORP.
         (Exact name of registrant as specified in its charter)


     NEW YORK                                      11-1874010
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


          130 West 10th Street, Huntington Station, N.Y.  11746
          (Address of principal executive offices and zip code)

                             (516) 427-1802
                       (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
   ------      ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



           Class                     Outstanding at September 30, 1995
   -----------------------            ---------------------------------
   Common Stock, par value                    3,614,883
   $.12 per share

                     PART I - FINANCIAL INFORMATION


             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS



                                                 September 30,      June 30,
                                                    1995              1995
       ASSETS                                    -------------      --------

CURRENT ASSETS:
     Cash and cash equivalents                   $    127,242  $    521,210
     Accounts receivable - (less allowance
       for doubtful accounts of $297,529 at
       September 30, 1995 and $304,000 at
       June 30, 1995) (note 3)                      4,505,810     3,898,173
     Inventories - (notes 2 and 3 )                 5,008,452     4,363,898
     Other                                            484,202       481,868
                                                      -------       -------
          TOTAL CURRENT ASSETS                     10,125,706     9,265,149
                                                    ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, at cost -            2,568,465     2,562,815
     (note 3)
     Less accumulated depreciation and
     amortization                                   1,280,084     1,243,704
                                                    ---------     ---------
                                                    1,288,381     1,319,111

OTHER ASSETS                                          136,388       131,788
                                                    ---------     ---------
          TOTAL ASSETS                            $11,550,475   $10,716,048
                                                   ==========   ===========

See accompanying notes to consolidated financial statements.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS



                                                September 30,      June 30,
                                                   1995            1995
                                                -------------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Loan Payable (Note 3)                         $5,559,300    $4,928,908
     Current maturities of long-term debt              50,489        48,762
     Accounts payable                               3,111,766     2,891,043
     Accrued expenses                                 294,790       331,907
                                                     --------      --------
          TOTAL CURRENT LIABILITIES                 9,016,345     8,200,620
                                                    ---------     ---------

LONG-TERM DEBT, less current maturities               476,493       489,782
                                                    ---------     ---------
SHAREHOLDERS' EQUITY
     Common stock, $.12 par value;
         authorized - 20,000,000 shares,
         issued 3,614,883 shares
         in September 1995 and 3,477,383
         shares in June 1995                          433,786       417,286
     Additional paid-in capital                     5,959,201     5,848,952
     Retained deficit                             (4,335,350)   (4,240,592)
                                                  -----------   -----------
          TOTAL SHAREHOLDERS' EQUITY                2,057,637     2,025,646
                                                  -----------   -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $11,550,475   $10,716,048
                                                  ===========   ===========



See accompanying notes to consolidated financial statements.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT



                                           Three Months Ended September 30,
                                           --------------------------------
                                                       1995          1994
                                                     ----------   ----------
Net Sales                                            $6,522,386   $5,829,245

Cost of Sales                                         5,271,764    4,819,496
                                                      ---------   ---------
Gross Profit                                          1,250,622    1,009,749
                                                      ---------   ---------
Selling, general & administrative expenses            1,085,855    1,016,118

Interest expense (NET)                                  194,416      126,362

Other income (NET)                                      (12,891)    (21,266)

Settlement with  underwriter                              78,000
                                                       ---------   ---------
Net loss                                                 (94,758)  (111,465)

Opening (deficit)                                     (4,240,592)(4,318,529)
                                                     ----------- -----------
Closing (deficit)                                    $(4,335,350)$4,429,994)
                                                    ============ ===========
Loss per common share                                $     (.03 )$     (.03)
                                                    ============ ===========
Weighted average number of
  common shares outstanding                            3,566,758   3,477,383
                                                   =============  ==========


See accompanying notes to consolidated financial statements.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                             Three Months Ended September 30,
                                             --------------------------------
                                                       1995         1994
                                                    -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                        $(94,759)  $(111,465)
     Adjustment to reconcile                          ---------   ----------
        results of operations to net
        cash effect of operating activities:
             Depreciation and amortization               36,380       46,238
             Settlement with underwriter                 78,000
     Net changes in assets and liabilities:
        (Increase) in accounts receivable              (607,637)   (155,986)
        (Increase) in inventories                      (644,554)    (68,119)
        (Increase)/Decrease in other
             current assets                              (2,334)      38,713
        (Increase)/Decrease in other assets              (4,600)       9,921
        Increase in accounts payable                    220,723       30,257
        (Decrease) in accrued expenses                  (37,117)    (73,929)
        Increase in current maturities
             of long-term debt                            1,726
                                                        -------     --------
           Total Adjustments                           (959,413)     172,905
                                                       --------     --------
           Net cash (used for)/provided by
               operating activities                  (1,054,171)   (284,370)
                                                     ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (5,650)   ( 38,001)
                                                     ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                  48,750
     Repayments of long-term debt                       (13,289)    (10,060)
     Borrowings under line of credit agreement        6,948,132    6,241,142
     Repayments under line of credit agreement       (6,317,740) (5,822,777)
     (Decrease) in cash overdrafts                                 (121,255)
                                                     ----------  -----------
     Net cash provided from financing activities       665,853       287,050
                                                     ----------  -----------

NET (DECREASE) IN CASH                                 (393,968)    (35,321)
                                                     ----------  -----------
CASH, beginning of period                               521,210     517,506
                                                     ----------  -----------
CASH, end of period                                  $  127,242    $ 482,185
                                                     ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                     $ 194,416    $ 126,362
                                                      =========   ==========
         Income taxes                                 $   7,508    $     488
                                                      =========   ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock in connection
     with settlement with underwriter                 $  78,000
                                                      =========
See accompanying notes to consolidated financial statements.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.   Company's Opinion on Unaudited Financial Statements

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 1995 and June 30, 1995 (audited) and the related statements of operations and deficit for each of the three months in the periods ended September 30, 1995 and 1994.

The results of operations for the three months ended September 30, 1995 and 1994 are not necessarily indicative of the results for the entire year.

2.   Inventories

     Inventories consist of the following:
                                  September 30,     June 30,
                                      1995            1995
                                    ------------  -----------
        Raw materials                $ 1,971,038  $ 1,688,881
        Work-in-process                  361,301      440,164
        Finished goods                 2,676,113    2,234,853
                                      ----------    ---------
        Total                        $ 5,008,452  $ 4,363,898
                                     ===========   ==========


3.   Loan Payable

In November 1995, Congress Financial Corporation agreed to reduce the interest rate on the amounts outstanding under the Company's line of credit by 1/4%.

4.   Litigation

The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by the Company. Refer to Part II, Other Information, Item I "Legal Proceedings" in this form 10-QSB and Note 11 to June 30, 1995 Notes to Audited Consolidated Financial Statements regarding the asbestos litigation.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
       FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company had working capital as of September 30, 1995 of approximately $1,109,000 as compared to approximately $1,065,000 as of June 30, 1995. A substantial portion of the Company's working capital consists of inventory, which was approximately $5,008,000 and $4,364,000 as of September 30, 1995 and June 30, 1995, respectively. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice. In addition, with the Company's available working capital and its ability to obtain and maintain sufficient inventories, there can be no assurance that the additional inventory will be sufficient to meet sales demands, or that the Company will be able to achieve or maintain sufficient inventories in the future. The Company believes that its current working capital position will be sufficient to satisfy its needs for the current fiscal year.

In November 1995, Congress Financial Corporation agreed to reduce the interest rate by 1/4% on the amounts outstanding under the Company's line of credit agreement. The amounts outstanding under this agreement at September 30 and June 30, 1995 were $5,359,000 and $4,829,000 respectively. The Company has $64,000 available for borrowing at September 30, 1995, after adjusting for its liability for outstanding checks.

The Company's restructuring efforts are beginning to bear results, particularly in the manufacturing segment, where market share is increasing. This segment continues to show an increased gross profit percentage as a result of implementing additional efficiencies in production as well as economies of scale in its operations. The distribution segment showed lower sales than anticipated, but the Company believes that its efforts in telemarketing and new customer visits will have a positive effect on sales.

At the present time, the Company, together with a variety of defendants, is party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by the Company. The Company may become a party to additional asbestos-related actions in the future. The Company is also party to other non-asbestos-related litigation. The Company cannot, at this time, determine the outcome of this uncertainty. To date, the Company's insurance coverage has been adequate and the Company's costs relative to asbestos litigation against it has not been material.

Results of Operations

Net sales for the three months ended September 30, 1995 were $6,522,000 as compared to $5,829,000 for the three months ended September 30, 1994, an increase of $693,000 or 11.9%. Sales in the manufacturing segment increased 28.0% to $4,080,000 from $3,187,000 for the same quarter last year, while sales in the distributing segment decreased 7.6% to $2,442,000 compared to the comparable quarter last year.

The overall increase in sales was due to the improvement in the Company's inventory position. The increase in the sales in the manufacturing segment, although at 28% for the quarter, was somewhat below the Company's anticipated figure as a result of adverse weather conditions that disrupted the flow of manufactured products from the plant in Puerto Rico.

The Company's gross profit margin increased to 19.2% of sales for the first quarter of fiscal 1996 as compared to 17.3% for the first quarter of fiscal 1995. The Company believes that the increase in gross profit is the result of efficiencies in production, improved purchasing due to the availability of working capital, as well as improved demand for its products.

Selling, general and administrative expenses for the quarter ended September 30, 1995 were approximately $1,086,000 or 16.6% of sales compared to approximately $1,016,000 or 17.4% for the same period last year. The decrease in selling, general and administrative expenses as a percentage of sales was due to the increase in sales volume experienced in the quarter, as well as the effect of the Company's continuing efforts to reduce costs. Included in the selling, general and administrative expense for the quarter ending September 30, 1995 was non-recurring expenses of approximately $18,000.

Interest expense was approximately $194,000 for the first quarter of fiscal 1996, an increase of approximately $68,000 when compared to the same quarter of fiscal 1995, and was principally due to the increase in borrowing.

During the quarter ended September 30, 1995, the Company canceled its underwriting agreement with Lew Lieberbaum and Co., Inc. and appointed Donald
& Co. as its investment banker. The Company exchanged 100,000 common shares in return for, among other benefits, 230,000 warrants that allowed acquisition of units that consisted of one warrant and one common share each. This settlement resulted in a charge to operations of $78,000.

The loss per share was $.03 for the quarter ended September 30, 1995, the same loss per share as the September 30, 1994 quarter. The increase in shares outstanding was due to shares issued in connection with the settlement with the Company's underwriter as well as the exercise of warrants.

                                 PART  II


                            OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          During the fiscal quarter ended September 30, 1995 an action entitled Richard Bader v. A.C.& S., Inc., Eastco Industrial Safety Corp., a/k/a Charkate Glove and Specialty Company, et al was instituted against the Company in the Supreme Court of the State of New York, County of New York. There is 1 plaintiff and 60 defendants in this action involving asbestos.

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


Dated:  November 9, 1995

                                      EASTCO INDUSTRIAL SAFETY CORP.


                                      By:/s/ Anthony P. Towell
                                      ------------------------------
                                            ANTHONY P. TOWELL
                                            Chief Financial Officer,
                                            Vice President of Finance, and
                                            Treasurer