Form 10QSB
period 1995-12-31
EASTCO INDUSTRIAL SAFETY CORP
filed 1996-02-05
CIK 31079

U.S. SECURITIES & EXCHANGE COMMISSION

                        WASHINGTON, D.C., 20459

                              FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ____________

                       COMMISSION FILE # 0-8027
                                         ------

                   EASTCO INDUSTRIAL SAFETY CORP.
                   ------------------------------
       (Exact name of registrant as specified in its charter)

     NEW YORK                                   11-1874010
     --------                                   ----------
(State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)           Identification No.)

         130 West 10th Street, Huntington Station, N.Y.  11746
         -----------------------------------------------------
               (Address of principal executive offices)

                           (516) 427-1802
                           --------------
                     (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.       YES___X_____  NO_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,614,883 shares of the Company's Common Stock, par value $.12 per share is outstanding as of December 31, 1995.

PART I - FINANCIAL INFORMATION


            EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS


                                             December 31,        June 30,
                                                1995               1995
                                             ------------        --------
          ASSETS
          ------
CURRENT ASSETS:
     Cash and cash equivalents                $    37,233    $    521,210
     Accounts receivable - (less allowance
       for doubtful accounts of $135,562 at
       December 31, 1995 and $304,000 at
       June 30, 1995)                           4,310,070       3,898,173
     Inventories - (note 2)                     5,421,169       4,363,898
     Other                                        444,983         481,868
                                               ----------      ----------
          TOTAL CURRENT ASSETS                 10,213,455       9,265,149
                                               ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost -        2,599,580       2,562,815

     Less accumulated depreciation and
     amortization                               1,317,974       1,243,704
                                                ---------       ---------
                                                1,281,606       1,319,111

OTHER ASSETS                                      184,287         131,788
                                                ---------       ---------

          TOTAL ASSETS                        $11,679,348     $10,716,048
                                              ===========     ===========


     See accompanying notes to consolidated financial statements.

            EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS



                                                  December 31,       June 30,
                                                     1995              1995
                                                  ------------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Loans Payable                                  $5,793,384     $4,928,908
     Current maturities of long-term debt               52,276         48,762
     Accounts payable                                3,032,089      2,891,043
     Accrued expenses                                  223,666        331,907
                                                     ---------      ---------
          TOTAL CURRENT LIABILITIES                  9,101,415      8,200,620
                                                     ---------      ---------

LONG-TERM DEBT, less current maturities                462,734        489,782
                                                     ---------       --------
SHAREHOLDERS' EQUITY (DEFICIENCY)
     Common stock, $.12 par value;
         authorized - 20,000,000 shares,
         issued 3,614,883 shares
         in December 1995 and 3,477,383
         shares in June 1995                           433,786        417,286
     Additional paid-in capital                      5,953,227      5,848,952
     Retained deficit                               (4,271,814)    (4,240,592)
                                                     ---------      ---------
          TOTAL SHAREHOLDERS' EQUITY                 2,115,199      2,025,646
                                                     ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $11,679,348    $10,716,048
                                                    ==========     ==========


     See accompanying notes to consolidated financial statements.

            EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT



                                           Three Months Ended December 31,
                                               1995               1994
                                              ------             ------
Net Sales                                   $6,250,761         $5,566,994

Cost of Sales                                4,862,058          4,397,248
                                             ---------          ---------
Gross Profit                                 1,388,703          1,169,746
                                             ---------          ---------
Selling, general & administrative expenses   1,156,733          1,055,876

Interest expense (NET)                         192,351            132,551

Other income (NET)                             (23,917)           (53,643)
                                              --------          ---------
                                             1,325,167          1,134,784
                                             ---------          ---------
Net income                                      63,536             34,962

Opening (deficit)                           (4,335,350)        (4,429,994)
                                             ---------          ---------
Closing (deficit)                          $(4,271,814)       $(4,395,032)
                                             =========          =========
Income per common share                    $       .02        $       .01
                                             =========          =========
Weighted average number of
  common shares outstanding                  3,614,883          3,477,383
                                             =========          =========

     See accompanying notes to consolidated financial statements.

            EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT


                                             Six Months Ended December 31,
                                                 1995              1994
                                               --------          --------
Net Sales                                    $12,773,147       $11,396,239

Cost of Sales                                 10,133,822         9,216,744
                                              ----------        ----------
Gross Profit                                   2,639,325         2,179,495
                                              ----------        ----------
Selling, general & administrative expenses     2,242,615         2,071,994

Interest expense (NET)                           386,767           258,913

Other income (NET)                               (36,835)          (74,909)

Settlement with  underwriter                      78,000              ---
                                               ---------         ---------
                                               2,670,547         2,255,998
                                               ---------         ---------
Net loss                                         (31,222)          (76,503)

Opening (deficit)                             (4,240,592)       (4,318,529)
                                               ---------         ---------
Closing (deficit)                            $(4,271,814)      $(4,395,032)
                                               =========         =========
Loss per common share                        $      (.01)      $      (.02)
                                               =========         =========
Weighted average number of
  common shares outstanding                    3,614,883         3,477,383
                                               =========         =========

     See accompanying notes to consolidated financial statements.

            EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Six Months Ended December 31,
                                                          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:                   --------      -------
     Net (Loss)                                        $(31,222)     $(76,503)
                                                       --------      --------
     Adjustment to reconcile results of
        operations to net cash
        effect of operating activities:
             Depreciation and amortization               74,270        93,443
             Settlement with underwriter                 72,025
     Net changes in assets and liabilities:
          (Increase)/Decrease in accounts receivable   (411,897)      125,590
          (Increase) in inventories                  (1,057,271)     (934,702)
          Decrease in other current assets               36,885        81,207
          (Increase) in other assets                    (52,499)      (52,594)
          Increase in accounts payable                  141,046       565,782
          (Decrease) in accrued expenses               (108,241)     (158,110)
                                                      ---------      --------
               Total Adjustments                       (305,682)     (279,384)
               Net cash (used for)/provided by        ---------      --------
                    operating activities             (1,336,904)     (355,887)
                                                      ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (36,765)      (56,773)
                                                      ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                  48,750
     Repayments of long-term debt                       (23,534)      (20,475)
     Borrowings under line of credit agreement       13,641,824    12,267,710
     Repayments under line of credit agreement      (12,777,348)  (11,801,019)
     (Decrease) in cash overdrafts                                    (42,760)
                                                     ----------    ----------
     Net cash provided from financing activities        889,692       403,456
                                                     ----------    ----------

NET (DECREASE) IN CASH                                 (483,977)       (9,204)
CASH, beginning of period                               521,210       517,506
                                                      ---------    ----------
CASH, end of period                                   $  37,233    $  508,302
                                                      =========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                     $ 192,351    $ 272,398
                                                      =========    =========
         Income taxes                                 $   4,772    $     488
                                                      =========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock in connection with
settlement with underwriter                           $  78,000
                                                      =========

     See accompanying notes to consolidated financial statements.

            EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Company's Opinion on Unaudited Financial Statements

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of December 31, 1995 and June 30, 1995 (audited) and the related statements of operations and deficit for each of the three month and six month periods ended December 31, 1995 and 1994 and cash flows for the six month periods ending December 31, 1995 and 1994.

The results of operations for the three and six month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results for the entire year.

2.   Inventories

     Inventories consist of the following:
                                             December 31,       June 30,
                                                1995              1995
                                             -----------        --------
          Raw materials                      $ 1,609,985      $ 1,688,881
          Work-in-process                        365,140          440,164
          Finished goods                       3,446,044        2,234,853
                                              ----------       ----------
          Total                              $ 5,421,169      $ 4,363,898
                                              ==========       ==========

3.   Litigation

The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by the Company. Refer to Part II, Other Information, Item I "Legal Proceedings" in this form 10-QSB as well as the Company's form 10-QSB of September 30, 1995 and its form 10-KSB for June 30, 1995 and Note 11 to June 30, 1995 Notes to Audited Consolidated Financial Statements regarding the asbestos litigation.

            EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
      FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company had working capital as of December 31, 1995 of approximately $1,112,000 as compared to approximately $1,065,000 as of June 30, 1995.
A substantial portion of the Company's working capital consists of inventory, which was approximately $5,421,000 and $4,364,000 as of December 31, 1995 and June 30, 1995, respectively. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice and who do not maintain an inventory of such products. In addition, with the Company's available working capital and its ability to obtain and maintain sufficient inventories, there can be no assurance that the additional inventory will be sufficient to meet sales demands, or that the Company will be able to achieve or maintain sufficient inventories in the future.

With respect to the line of credit with Congress Financial Corporation, the Company has $43,000 available for borrowing at December 31, 1995, after adjusting for its liability for outstanding checks.

The Company's restructuring efforts continue to bear results, particularly in the manufacturing segment, where market share is increasing. This segment continues to show an increased gross profit percentage as a result of efficiencies in production as well as economies of scale in its operations. The distribution segment showed higher sales in the second quarter, due to the Company's efforts in telemarketing and new customers.

Presently the Company, together with a variety of defendants, is party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by the Company. The Company may become a party to additional asbestos-related actions in the future. The Company is also party to other non-asbestos-related litigation. To date, the Company's insurance coverage has been adequate and the Company's cost relative to asbestos litigation against it has not been material.

The Company, at the present time, is searching for sources of capital to ensure its future growth.

Results of Operations

Net sales for the three months ended December 31, 1995 were $6,251,000 as compared to $5,567,000 for the three months ended December 31, 1994, an increase of $684,000 or 12.3%. Sales in the distribution segment increased 6.3% to $2,269,000 from $2,134,000 for the same quarter last year, while sales in the manufacturing segment increased 16.0% to $3,982,000 from $3,433,000 compared to the comparable quarter last year.

Net sales for the six months ended December 31, 1995 were $12,773,000, an increase of 12.1% from the comparable sales for the period ending
December 31, 1994 of $11,396,000.  In the six months ended December 31,

1995 distribution sales were $4,710,000, a decrease of $65,000 or 1.4% compared to the same six months in the prior year, while the manufacturing sales increased 21.8% to $8,063,000 from $6,620,000 for the same period in the prior year. The overall increase in sales is due to the improvement in the Company's inventory position, as well as the continued improvement in overall industry conditions.

The Company's gross profit margin increased to 22.2% of sales for the second quarter of fiscal 1996 as compared to 21.0% for the second quarter fiscal 1995, and the gross profit margin for the six months ended December 31, 1995 rose to 20.7% from 19.1% for the similar period in the
prior year.   The Company believes that the continued increase in gross
profit is primarily the result of efficiencies in production, improved purchasing and the improved industry conditions.

Selling, general and administrative expenses for the quarter ended December 31, 1995 were approximately $1,157,000 or 18.5% of sales compared to approximately $1,056,000 or 19.0% for the same period last year. These expenses for the six months ended December 31, 1995 were approximately $2,243,000 (or 17.6% of sales) as compared to approximately $2,072,000 (or 18.2% of sales) for the same period in the prior year. These decreases in selling, general and administrative expenses as a percentage of sales were due to the increase in sales volume experienced in the quarter, as well as the effect of the Company's continuing cost reductions.

Interest expense was approximately $192,000 for the second quarter of fiscal 1996, an increase of approximately $60,000 when compared to the same quarter of fiscal 1995. For the six months ended December 31, 1995 the interest expense was approximately $387,000, against approximately $259,000 in the same period in the prior year. These increases were due to increased borrowings during these periods.

The Company earned $.02 per share for the quarter ended December 31, 1995 against earnings of $.01 per share in the quarter ended December 31, 1994. For the six months ended December 31, 1995 the Company showed a cumulative decrease in per share losses at $.01 against $.02 per share loss for the same period in the prior year. The increase in the average weighted shares was due to shares issued in connection with the settlement with the Company's underwriter as well as the exercise in warrants which occurred during the first quarter of fiscal June 1996.

                               PART  II

OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         No new asbestos actions have been instituted against the Company.

Item 2.  CHANGES IN SECURITIES

         NONE

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following propositions were submitted to the shareholders for approval at the annual meeting held on December 12, 1995 at 3:30 p.m. at the offices of the Company and were approved as indicated:

         No. 1:    ELECTION OF DIRECTORS

         To serve for the term continuing through the 1997 annual meeting and until the election and qualification of their respective successors.

                                   FOR                 AGAINST

         Martin Fleisher          3,235,345           56,663
         James Favia              3,235,307           56,701
         Herbert Schneiderman     3,235,345           56,663

         No. 2: Proposal to approve the adoption of the 1995 Non-
         Qualified Stock Option Plan in the form attached to the proxy statement.*

         FOR          AGAINST        ABSTAIN        NOT VOTED

         No. 3: Proposal to amend the 1994 Incentive Stock Option Plan in the form attached to the proxy statement.*

         FOR          AGAINST        ABSTAIN        NOT VOTED

______________
     *Proposals #2 and #3 submitted at the Annual Meeting were withdrawn inasmuch as there were insufficient votes.

         No. 4:  Proposal to ratify the appointment of Cornick, Garber
         & Sandler, Certified Public Accountants, as the independent auditors to examine the financial statements of the Company for fiscal year 1996.

         FOR   3,228,822     AGAINST 9,834   ABSTAIN 53,343    NOT VOTED


Item 5.  OTHER INFORMATION

         NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         NONE

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 5, 1996

                                   EASTCO INDUSTRIAL SAFETY CORP.


                                   By: /s/ Anthony P. Towell
                                      ---------------------------------
                                   ANTHONY P. TOWELL, Chief Financial
                                   Officer, Vice President of Finance,
                                   and Treasurer