Form 10QSB
period 1996-03-31
EASTCO INDUSTRIAL SAFETY CORP
filed 1996-05-09
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                              WASHINGTON, D.C., 20459

                                     FORM 10-QSB

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                                   --------------

                              COMMISSION FILE # 0-8027
                                                ------


                           EASTCO INDUSTRIAL SAFETY CORP.
                           ------------------------------
              (Exact name of registrant as specified in its charter)


             NEW YORK                                11-1874010
   -------------------------------                   ----------
   (State or other jurisdiction of                (Employer. I.D. #)
   incorporation or organization)


          130 West 10th Street, Huntington Station, N.Y.  11746
          -----------------------------------------------------
          (Address of principal executive offices and zip code)

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
                          YES  X    NO
                              ----     ------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                Class                  Outstanding at April 30, 1996
          ---------------------        ----------------------------
        Common Stock, par value          3,664,883
           $.12 per share

                       PART I - FINANCIAL INFORMATION


              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                               March 31,      June 30,
                                                1996           1995
                                               ---------      --------
       ASSETS
       ------
CURRENT ASSETS:
 Cash and cash equivalent                  $   348,571    $   521,210
 Accounts receivable - (less allowance
  for doubtful accounts of $169,618 at
  March 31, 1996 and $304,000 at
  June 30, 1995)                             4,679,597      3,898,173
 Inventories - (note 2)                      5,391,061      4,363,898
 Other                                         310,350        481,868
                                            -----------     ----------
      TOTAL CURRENT ASSETS                  10,729,579      9,265,149
                                            -----------     ----------

PROPERTY, PLANT AND EQUIPMENT, at cost -     2,600,423      2,562,815

 Less accumulated depreciation and
 amortization                                1,356,614      1,243,704
                                             ---------      ---------
                                             1,243,809      1,319,111

OTHER ASSETS                                   193,892        131,788
                                             ---------      ---------

      TOTAL ASSETS                         $12,167,280    $10,716,048
                                           ===========     ===========



See accompanying notes to consolidated financial statements.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
              -----------------------------------------------
                     CONSOLIDATED BALANCE SHEETS
                     ---------------------------


                                           March 31,         June 30,
                                             1996              1995
                                           ---------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
 Loans Payable  (Note 4)                  $ 5,991,587       $ 4,928,908
 Current maturities of long-term debt          54,128            48,762
 Accounts payable                           2,973,588         2,891,043
 Accrued expenses                             244,314           331,907
 Convertible Subordinated Debenture
      (Note 3)                                250,000
                                           ----------        -----------
      TOTAL CURRENT LIABILITIES             9,513,617         8,200,620
                                           ----------        -----------

LONG-TERM DEBT, less current maturities       448,488           489,782
                                           ----------        -----------
SHAREHOLDERS' EQUITY (DEFICIENCY)
 Common stock, $.12 par value;
     authorized - 20,000,000 shares,
     issued 3,614,883 sharesin March
     1996 and 3,477,383 shares in
     June 1995                                433,786           417,286
 Additional paid-in capital                 5,953,227         5,848,952
 Retained deficit                          (4,181,838)       (4,240,592)
                                          -----------       ------------

      TOTAL SHAREHOLDERS' EQUITY            2,205,175         2,025,646
                                            ---------         ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $12,167,280      $10,716,048
                                           ===========      ===========



See accompanying notes to consolidated financial statements.

           EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
           -----------------------------------------------
           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
           -------------------------------------------------


                                          Three Months Ended March 31,
                                          ----------------------------
                                                    1996         1995
                                                   ------       ------
Net Sales                                      $  6,966,572  $ 5,968,852

Cost of Sales                                     5,491,100    4,670,976
                                                  ---------    ---------
Gross Profit                                      1,475,472    1,297,876
                                                  ---------    ---------
Selling, general & administrative expenses        1,188,754    1,111,103

Interest expense (NET)                              212,729      146,168

Other (income) (NET)                            (    15,987)  (   21,758)
                                                ------------  -----------

                                                  1,385,496    1,235,513
                                                ------------   ----------

Net income                                           89,976       62,363

Opening (deficit)                                (4,271,814)  (4,395,032)
                                                 -----------   ----------
Closing (deficit)                               $(4,181,838) $(4,332,669)
                                                ============ ============

Income per common share                         $       .02   $      .02
                                                ============ ============
Weighted average number of
  common shares outstanding                       3,614,883    3,477,383
                                                ============ ===========



See accompanying notes to consolidated financial statements.

                EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
               -------------------------------------------------


                                             Nine Months Ended March 31,
                                             ---------------------------
                                                   1996         1995
                                                 --------     --------

Net Sales                                      $19,739,719   $17,365,091

Cost of Sales                                   15,624,922    13,887,720
                                                ----------    ----------

Gross Profit                                     4,114,797     3,477,371
                                                ----------    ----------

Selling, general & administrative expenses       3,431,369     3,183,097

Interest expense (NET)                             599,496       405,081

Other income (NET)                                 (52,822)      (96,654)

Settlement with  underwriter                        78,000
                                                  ---------     ---------

                                                 4,056,043     3,491,524
                                                 ---------     ---------

Net income/(loss)                                   58,754       (14,153)

Opening (deficit)                               (4,240,592)   (4,318,516)
                                                -----------    ----------

Closing (deficit)                              $(4,181,838)  $(4,332,669)
                                               ------------   -----------

Income/(loss) per common share                 $       .02    $     - 0 -
                                               ============   ============

Weighted average number of
  common shares outstanding                      3,575,633     3,477,383
                                                ============   ===========



See accompanying notes to consolidated financial statements.

                 EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
                 -----------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                                  Nine Months Ended March 31,
                                                  --------------------------
                                                          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:                     -----        -----
 Net (Loss)                                           $   58,754  $   (14,153)
                                                      ----------  -----------
 Adjustment to reconcile results of operations
  to net cash effect of operating activities:
      Depreciation and amortization                      112,910      140,523
      Settlement with underwriter                         72,025
 Net changes in assets and liabilities:
      (Increase)/Decrease in accounts receivable        (781,424)      65,762
      (Increase) in inventories                       (1,027,163)    (979,350)
      Decrease in other current assets                   171,518      171,686
      (Increase) / Decrease in other assets              (62,104)       1,070
      Increase in accounts payable                        82,545      414,156
      (Decrease) in accrued expenses                 (    87,593)    (155,853)
                                                     ------------    ---------
         Total Adjustments                            (1,519,286)    (342,006)
                                                     ------------    --------

         Net cash (used for) operating activities     (1,460,532)    (356,159)
                                                      ------------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (   37,608)    (136,291)
                                                      ------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of warrants                       48,750
 Repayments of long-term debt                            (35,928)     (31,260)
 Borrowings under line of credit agreement            20,553,406   18,709,316
 Repayments under line of credit agreement           (19,490,727) (17,810,205)
 Proceeds from convertible subordinated debenture        250,000
 (Decrease) in cash overdrafts                                       (365,277)
                                                       ---------     --------

 Net cash provided by financing activities             1,325,501      502,574
                                                       ---------     --------

NET (DECREASE) / INCREASE IN CASH                       (172,639)      10,124
CASH, beginning of period                                521,210      517,506
                                                        ---------     -------
CASH, end of period                                   $  348,571    $ 527,630
                                                      ===========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
      Interest                                        $  607,131    $ 428,219
                                                      ============   ========
      Income taxes                                    $    5,179    $   2,572
                                                      ============   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
 Issuance of common stock in connection
      with settlement with underwriter               $    78,000
                                                     =============

See accompanying notes to consolidated financial statements.

                  EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
                  -----------------------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

1.    Company's Opinion on Unaudited Financial Statements
     ---------------------------------------------------
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 1996 and June 30, 1995 (audited) and the related statements of operations and deficit for each of the three month and nine month periods ended March 31, 1996 and 1995 and cash flows for the nine month periods ending March 31, 1996 and 1995.

The results of operations for the three and nine month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results for the entire year.

2.    Inventories
      -----------
     Inventories consist of the following:
                                                       March 31,       June 30,
                                                        1996            1995
                                                       ---------       --------
      Raw materials                                  $ 1,605,259     $ 1,688,881
      Work-in-process                                    300,107         440,164
      Finished goods                                   3,485,695       2,234,853
                                                      -----------      ---------
        Total                                        $ 5,391,061     $ 4,363,898
                                                     ===========     ===========
3.    Convertible Subordinated Debenture
      ----------------------------------
      During the quarter ended March 31, 1996, the Company issued a convertible subordinated debenture in the amount of $250,000. During April 1996, the debenture holder converted $150,000 of the debenture into 263,736 shares of common stock, of which 213,736 shares were repurchased by the Company for $180,000 and the remaining portion of the debenture was repurchased for $120,000, including interest.

4.    Loan Payable
      ------------
      In February 1996, Congress Financial Corporation increased its revolving line of credit to $6,000,000 from $5,750,000. In addition, the Company was granted an excess collateral over-advance of $500,000, (which was reduced to $350,000 in March 1996) that is guaranteed by three officers/ directors of the Company. For their guaranty, the officers/directors were issued a warrant to purchase 123,000 shares in the aggregate at an exercise price of $1.175 per share for a term of five years.

5.    Litigation
      ----------
      The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by the Company. Refer to Part II, Other Information, Item I "Legal Proceedings" in this form 10-Q, Forms 10-QSB of September 30, 1995 and December 31, 1995, Form 10-KSB for June 30, 1995 as well as its Note 11 to June 30, 1995 Notes to Audited Consolidated Financial Statements regarding asbestos litigation.

                EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
                -----------------------------------------------
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             ----------------------------------------------------
          FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS
          ----------------------------------------------------------

Liquidity and Capital Resources
- - -------------------------------
The Company had working capital as of March 31, 1996 of approximately $1,216,000 as compared to approximately $1,065,000 as of June 30, 1995.
A substantial portion of the Company's working capital consists of inventory, which was approximately $5,391,000 and $4,364,000 as of March 31, 1996 and June 30, 1995, respectively. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice and who do not maintain an inventory of such products. In addition, with the Company's available working capital and its ability to obtain and maintain sufficient inventories, there can be no assurance that the additional inventory will be sufficient to meet sales demands, or that the Company will be able to achieve or maintain sufficient inventories in the future.

In January 1996, Congress Financial Corporation ("Congress") increased its revolving line of credit to $6,000,000, with the maximum borrowable on inventories remaining at $2,875,000. At the same time, Congress approved a $500,000 excess collateral advance, which was subsequently lowered in March to $350,000. As of March 31, 1996, the Company is fully advanced on its collateral availability and has $263,000 remaining on its excess collateral advance, after adjusting for its liability for outstanding checks.

The Company's restructuring efforts continue to bear results, particularly in the manufacturing segment, where market share is increasing. This segment continues to show improved gross profit percentages for the nine months ended March 1996 due to efficiencies in production as well as economies of scale in its operations. The distribution segment showed higher sales in the third quarter, due to the Company's efforts in obtaining new customers and increasing its sales to continuing customers.

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

Results of Operations
- - ---------------------
Net sales for the three months ended March 31, 1996 were $6,967,000 as compared to $5,969,000 for the three months ended March 31, 1995, an increase of $998,000 or 16.7%. Sales in the distribution segment increased 2.5% to $1,944,000 from $1,897,000 for the same quarter last year, while sales in the manufacturing segment increased 23.4% to $5,023,000 from $4,072,000 compared to the comparable quarter last year.

Net sales for the nine months ended March 31, 1996 were $19,740,000, an increase of 13.7% from the comparable sales for the period ending March 31, 1995 of $17,365,000. In the nine months ended March 31, 1996 distribution sales were $6,654,000, a decrease of $19,000 (or 0.3%) compared to the same nine months in the prior year, while the manufacturing sales increased 22.4% to $13,086,000 from $10,692,000 for the same period in the prior year. The overall increase in sales is due to the improvement in the Company's inventory position, as well as the continued improvement in overall industry conditions.

The Company's gross profit margin decreased to 21.2% of sales for the third quarter of fiscal 1996 as compared to 21.7% for the third quarter fiscal 1995, primarily due to product mix, and the gross profit margin for the nine months ended March 31, 1996 rose to 20.8% from 20.0% for the similar period in the prior year. The Company believes that the continued increase in gross profit is primarily the result of efficiencies in production, improved purchasing and the improved industry conditions.

Selling, general and administrative expenses for the quarter ended March 31, 1996 were approximately $1,189,000 or 17.1% of sales compared to approximately $1,111,000 or 18.6% for the same period last year. These expenses for the nine months ended March 31, 1996 were approximately $3,431,000 (or 17.4% of sales) as compared to approximately $3,183,000 (or 18.3% of sales) for the same
period in the prior year.   These decreases in selling, general and
administrative expenses as a percentage of sales were due to the increase in sales volume experienced in the quarter, as well as the effect of the Company's continuing cost reductions.

Interest expense was approximately $213,000 for the third quarter of fiscal 1996, an increase of approximately $67,000 when compared to the same quarter of fiscal 1995. For the nine months ended March 31, 1996 the interest expense was approximately $599,000, against approximately $405,000 in the same period in the prior year. These increases were due to increased borrowings during these periods for working capital.

The Company earned $.02 per share for the quarter ended March 31, 1996 against earnings of $.02 per share in the quarter ended March 31, 1995. For the nine months ended March 31, 1996 the Company showed earnings of $.02 per share against $0.00 for the same period in the prior year. The increase in the average weighted shares was due to shares issued in connection with the settlement with the Company's underwriter as well as the exercise in warrants which occurred during the first quarter of fiscal June 1996.

                                   PART  II


                               OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS
        -----------------
        The Company was advised by counsel designated by its insurance carriers to represent it in the State of New York that since July 1995, actions involving 559 plaintiffs were served upon such counsel in the State of New York of which 515 plaintiffs have nonmalignant claims and 44 plaintiffs have malignant claims. Pursuant to the terms of a settlement reached during fiscal 1994 (see Item #3 in the Company's Form 10-KSB for the fiscal year ended June 30, 1995), each claimant with a Powerhouse exposure and malignant claim will receive $300 and each claimant with a Powerhouse exposure and non-malignant claim will receive $100. It is accordingly estimated that total payments for these actions will be approximately $64,700 of which the Company's share will be less than $6,000.

Item 2. CHANGES IN SECURITIES
        ---------------------
        NONE

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
        NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
        NONE

Item 5. OTHER INFORMATION
        -----------------
        NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        ---------------------------------
        NONE

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 9, 1996

                                           EASTCO INDUSTRIAL SAFETY CORP.


                                      By:   /s/ ANTHONY P. TOWELL
                                          _______________________________
                                            ANTHONY P. TOWELL
                                            Chief Financial Officer,
                                            Vice President of Finance, and
                                            Treasurer