Form 10KSB
period 1996-06-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1996-09-27
CIK 31079

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended June 30, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________ to ___________

     Commission File No. 0-8027

                         EASTCO INDUSTRIAL SAFETY CORP.
                 (Name of small business issuer in its charter)

    NEW YORK                  5098                       11-1874010
- --------------                ----                       -----------
(State or other          (Primary Standard             (I.R.S. Employer
jurisdiction of          Industrial Classification       Identification
incorporation or              Code Number)                  Number)
organization)

       130 West 10th Street, Huntington Station, New York         11746
     --------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (516) 427-1802
                                                    -------------
Securities registered pursuant to Section 12 (b) of the Act:

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

                         YES  X                NO
                             ---                  ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

State registrant's revenues for its most recent fiscal year.  $26,982,699

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 16, 1996 was approximately $3,951,000. Non-affiliates include all shareholders other than officers, directors and 5% shareholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on August 16, 1996 which was $7 1/4 per share as reported by NASDAQ.

As of August 16, 1996, the number of shares outstanding of the Common
Stock was 879,488 shares. The number of shares has been adjusted for prior stock splits and estimated rounding for fractional shares.

                             PART I

Item 1.  Description of Business

(a)  Business Development.

     Eastco Industrial Safety Corp. ("Eastco"), the registrant, is a corporation organized and existing under the laws of the State of New York, having been incorporated on May 15, 1958.

     The Company, through its wholly-owned subsidiaries, Disposable Safety Wear, Inc. ("Disposable"), Safety Wear Corp. ("Safety Wear"), Puerto Rico Safety Equipment Corporation ("Puerto Rico Safety Equipment"), and Puerto Rico Safety Corp. ("Puerto Rico Safety"), manufactures industrial protective clothing products and distributes a wide range of industrial safety products. The Company's Manufacturing Operations sells its products to distributors. The Company's Distribution Operations sells products to "end users," including manufacturing companies and service businesses, public utilities, fisheries, pharmaceutical plants, the transportation industry and companies engaged in hazardous materials abatement. Use of products sold by the Company has in a large part resulted from the adoption of OSHA standards and the awareness of industry and the general public for the need to remove hazardous materials contained in industrial facilities, schools and buildings.

(b) Business of Issuer.

Manufacturing Operations

(1) Manufactured products are sold under the "Charkate /Worksafe", "Charkate", "Worksafe" and "COVER-UP" trade names. The Company, through Disposable, Safety Wear and Puerto Rico Safety Equipment manufactures disposable and reusable industrial protective apparel. Disposable protective products items include coveralls, shirts, pants, hats, hoods, aprons, smocks, lab coats, hazardous material handler suits, examination gowns, sleeves, shoe covers and related items. Disposable clothing is designed to protect the user from, among other things, splash, dirt contamination and against a wide range of hazardous substances. Disposable clothing is made primarily of a spun bonded polyolefin produced solely by Dupont under the trade name Tyvek(R). Reusable industrial protective clothing consists of items for the protection of various parts of the body which are designed to shield the user from, among other things, splash, dirt, contamination, heat, fire, cold and the outside environment. Specific products manufactured include coveralls, gloves, mitts, shirts, thermal underwear, sleeves, coats, pants, leggings, spats, bibs, safety vests and a variety of other kinds of protective clothing and uniforms. The Company also manufactures welding blankets, curtains and screens.

     Sales of manufactured disposable clothing and related disposable products accounted for approximately 43% and 39% of the Company's consolidated revenues for the fiscal years ended June 30, 1996 and 1995, respectively.

(2) The Company's Manufacturing Operations and warehousing are located primarily in Puerto Rico and Alabama. The Company's manufacturing operations are directed primarily from New York. The Company is presently testing the use of contracted production facilities in Mexico. The Company's products are sold primarily in the United States and Puerto Rico. The Company sells its manufactured products through sales representatives.

In addition, manufactured products are sold through the Company's
Distribution Operations in the northeastern region of the United States and Puerto Rico to "end users."

     The Company utilizes catalogs and telemarketing to aid in its sales efforts, although the Company does not engage in any mail order business. Sales are primarily to distributors who sell to "end users" comprised of industrial, commercial and governmental accounts. The Company considers industrial accounts to be those businesses which are primarily based upon manufacturing and production, while commercial accounts are considered by the Company to be service businesses. The Company also believes that standards established by OSHA have resulted in a need by others to purchase the Company's products. Sales are also promoted through trade shows, mailings and advertising in trade magazines and directories.

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

(5) The Company is not dependent upon any one company for a source of supply of raw materials for its manufacturing operations other than DuPont which supplies the Company with Tyvek(R), which is used in various lines of its disposable products. Products utilizing Tyvek(R) accounted for approximately 41% and 35% of consolidated sales for the fiscal years ended June 30, 1996 and June 30, 1995, respectively. Management believes that its current relationship with DuPont is satisfactory. However, the Company has no contract with DuPont for the supply of such raw material; therefore, DuPont could terminate this relationship at any time.

(6) This segment of the Company is not dependent upon any single customer or any few customers, the loss of any one or more of whom would have an adverse effect on the business of the Company. No one company or customer accounts for more than 10% of this segment's sales.

(7) Puerto Rico Safety Equipment is engaged in manufacturing in Puerto Rico and was granted an exemption for seventeen (17) years under the Puerto Rico Industrial Tax Exemption Act of 1963 (the "Industrial Tax Act") with respect to Puerto Rico income taxes on the production of such items as safety clothing, protective sleeves, coats, pants, hoods and jackets for the period commencing January 1, 1970. On July 1, 1989 Puerto Rico Safety Equipment was granted an extension of its exemption and has a 90% exemption from Puerto Rico income taxes for the ten-year period ending on June 30, 1999. During this period, Puerto Rico Safety Equipment has a 75% exemption from Puerto Rico municipal taxes on its real and personal property utilized in its operations.

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

     Puerto Rico Safety Equipment and Disposable have elected to apply
Section 936 of the Internal Revenue Code, effective July 1, 1979. The provisions of Section 936 are effective until revoked by the Company. If the conditions of Section 936(a)(2) are satisfied, the Section 936 credit equals the portion of the United States income tax that is attributable to taxable income from sources outside the United States derived from the active conduct of a trade or business within a United States possession, or the sale or exchange of substantially all of the qualified possession source investment income. Dividends payable by each subsidiary to the Company from operations are entitled to a 100% dividends received deduction but are subject to a 10% withholding tax in Puerto Rico. The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") imposes new limitations on computing the Possession Tax Credit under Section 936 for tax years beginning after 1993. There are two methods for determining the credit under the new law. Under the first method, the amount of the credit may be determined by using the so-called economic activity limit. This attempts to limit the credit by applying various percentages to possession-based compensation, depreciation and taxes paid or accrued. Alternatively, the Company may make an irrevocable election when it files its June 30, 1995 federal income tax return to have present rules apply, but to phase out the credit to 60% of the 1994 level, and further phase down by 5% per year to 40% in 1998 and years thereafter. Since the credit is a function of future earnings, if any, the effect of such limitations cannot be determined at the present time. In addition, the Omnibus Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax Calculation. The Small Business Job Protection Act of 1996 further limits the Possession tax credit for years beginning after 2001 with the credit being eliminated for tax years beginning after 2005. No dividends have been declared on the aggregate undistributed earnings of Puerto Rico Safety Equipment and Disposable (which through June 30, 1996, aggregates approximately $2,321,000) and none are intended to be declared because it is management's intention to reinvest the earnings, if any, from such subsidiaries indefinitely. The Company believes that based upon current operations, the Omnibus Act will not have a material effect on the Company for the foreseeable future.

     As Puerto Rico tax exemptions are reduced or expire the Company may be required to pay taxes on income earned in Puerto Rico. The Company is unable to predict the amount of such impact after such exemptions are reduced or expire.

(8) and (9) The Company does not believe that there is a need for governmental approval for it to sell its principal products in this segment. Various of the Company's products are subject to OSHA and other governmental standards.

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

(12) The total number of employees employed by the registrant as of June 30, 1996 was approximately 214 for both segments.

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

     The Company supplies a variety of items which may be used during the removal and/or encapsulation of hazardous materials in office buildings, chemical plants, refineries, electric generating plants and schools. Abatement products sold by the Company include in the largest part, items made by other companies, such as negative air machines, respirators, air filtration equipment, vacuums, polybags and sheetings, decontamination showers, signs, tools, pumps, sprayers and related equipment. The Company does not engage in the removal or encapsulation of hazardous materials. Sales of these products accounted for approximately 20% and 22% of the Company's consolidated revenues for the fiscal years ended June 30, 1996 and June 30, 1995, respectively. The foregoing percentages do not include products used in the abatement field which are manufactured by the Company.

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

     The Company employs 10 full-time salespeople in its Distribution Operations who sell products distributed by the Company, and on a more limited basis, products manufactured by the Company. The Company uses catalogs and telemarketing to aid in its sales efforts. The Company does not engage in any mail order business nor sell on a retail basis. Sales are primarily to industrial, commercial and governmental accounts which are "end users".

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

(8) and (9) The Company does not believe that there is a need for governmental approval for it to sell its principal products in this segment. Various of the Company's products are subject to OSHA and other governmental standards.

(10) The Company, during the last two fiscal years, has not spent any material amount on research and development relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques.

(11) Compliance with Federal, State and local environmental laws is expected to have no material effect upon capital expenditures, and the competitive position of the Company.

(12)  See (12) above under the Company's Manufacturing Operations.

Item 2.  Description of Property

     The following properties are material to the business of the Company:

     The executive offices of the Company are located at 130 West 10th Street, Huntington Station, New York and are owned by the Company (the "Huntington Property"). The Huntington Property is also used for warehousing and distributing and contains approximately 25,000 square feet of warehouse space and 5,000 square feet of office space. At June 30, 1996, the premises were subject to a first real estate mortgage due to 130 West 10th Street Associates, LLC ("Associates"). in the amount of $489,781. The wives of Messrs. Alan Densen and Anthony Towell, executive officers and directors of the Company and Herbert Schneiderman, a director, are members of Associates.

     The Company's wholly owned subsidiary, Disposable, leases a building consisting of approximately 45,000 square feet in Aguadilla, Puerto Rico from the Puerto Rico Industrial Development Company which is used for manufacturing and warehousing. A lease was entered into for these premises on February 21, 1995, effective for the ten year period commencing September 1, 1993. Rent for the two year period ending August 31, 1996 is at the monthly rate of $7,079, which escalates to $13,041 in the final year of the lease.

     The Company's wholly owned subsidiary, Safety Wear, occupies approximately 30,000 square feet in Decatur, Alabama. The premises are utilized for the cutting and warehousing of coveralls and the manufacturing of disposable products. The Company pays $6,450 rent per month. The premises are leased on a month-to-month basis. Should these facilities not be available to the Company, the Company believes that alternative sites are available at a comparative cost.

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

     As of June 30, 1996, the Company estimates that it is a party to approximately 280 cases with respect to exposure to asbestos involving approximately 1300 plaintiffs, of which no cases pertain to Puerto Rico Safety Equipment. Reference is made to Exhibit 99.05 for a schedule of the pending actions against the Company, as of June 30, 1996, that have not been settled or dismissed.

     All of the actions against the Company to date have been brought by non-employees of the Company and are based upon personal injury claims. The pending actions are in the Supreme Court of the State of New York, County of New York; Superior Court of New Jersey, Middlesex County, Law Division; and the Court of Common Pleas of Luzerne County, Trial Division of Pennsylvania. The number of first-party plaintiffs include, in various instances, spouses of said plaintiffs. The actions, with the exception of one pending action, involve a multitude of defendants. The complaints allege exposure to asbestos and asbestos products over various periods of time. Each seeks varying amounts of damages, usually unlimited, or for each plaintiff as high as $10,000,000 for compensatory damages and $20,000,000 for punitive damages. The Company may become a party to additional asbestos actions in the future.

     From 1981 through June 30, 1996, the Company estimates that approximately 900 actions on behalf of approximately 7,500 first-party plaintiffs have been instituted against it concerning asbestos-related claims and that approximately 600 actions and the claims of approximately 6,200 plaintiffs have been terminated against the Company. During fiscal 1996, the Company estimates approximately 30 actions on behalf of approximately 630 first party plaintiffs were instituted against it and approximately 30 actions on behalf of approximately 670 plaintiffs actions were settled or discontinued against it for which the Company's obligations on these settlements were approximately $19,000. The Company estimates that as of June 30, 1996, with the exception of defense costs, a total of approximately $1,400,000 has been paid, or agreed to be paid, in settlements to date with regard to the terminated actions (inclusive of actions against Puerto Rico Safety Equipment) of which all but approximately $30,000 has been paid by the Company's insurance carriers. The foregoing is based upon information available to the Company to date. Through June 30, 1996, the Company has paid less than $35,000 for legal and defense costs to counsel appointed by the insurance carriers to defend it. Past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs, which the Company is unable to predict.

     For the period April 1, 1968 to April 1, 1969 and March 11, 1971 to November 27, 1985, the Company believes that it has various policies of primary insurance in different amounts which would protect it against liability for asbestos-made, product-related personal injuries. The policies range in amounts from $50,000 to $1,000,000. The Company also believes that since August 10, 1972 to on or about August 11, 1986 it has had various policies for excess coverage applicable to asbestos claims. These policies range in amounts from $500,000 to $10,000,000 for excess coverage. There are gaps of approximately six weeks in the primary coverage between March 11, 1971 to November 27, 1985 and approximately thirty-six months in the excess coverage between August 10, 1972 and August 11, 1986 and an additional period of approximately thirteen months for excess coverage insurance companies in liquidation where there is likely to be no coverage. Reference is made to Exhibits 99.06 and 99.07 for a schedule of the foregoing insurance policies. The policies of insurance set forth on Exhibits 99.06 and 99.07 are not applicable to all of the subsidiaries of the Company, which have varying coverage, and such subsidiaries may also be without coverage for various times of their doing business. Not all of these policies are in the possession of the Company.

     During fiscal 1994, the Company reached a settlement pertaining to all pending and future cases against Eastco in the State of New York brought by one firm of plaintiffs' attorneys, which firm has been primarily responsible for bringing asbestos actions against the Company in the State of New York. The settlement does not apply to Puerto Rico Safety Equipment and is only applicable to cases brought by the same law firm against the Company in the state of New York. The Company is to be dismissed without any payment in cases not involving any exposure to a power generating station in the State of New York ("Powerhouse"). Where there is Powerhouse exposure, a payment of

$100 is to be made for each alleged nonmalignant case and $300 for each malignant case. Where plaintiffs consist of two spouses, such is deemed one case. Payment is to await appropriate documentation of exposure, releases from the plaintiffs and the agreement of each plaintiff whose case is settled. A copy of the letters between counsel for the Company and counsel for plaintiffs' attorneys setting forth this settlement is designated as
Exhibit 99.11.

     Effective June 26, 1990, an agreement between the Company and its primary insurance carriers dated March 26, 1990 became effective. The Company entered into this agreement in an effort to resolve uncertainties as to its insurance coverage which will cover asbestos claims against the parent Company where any exposure to asbestos is alleged during the period 1971 to 1985, inclusive. Pursuant to this agreement, the Company is obligated to share in the payment of asbestos-related claims against Eastco. Pursuant to the agreement, the Company is obligated to pay 12% of all attorneys' fees incurred on its behalf and 17% of indemnity costs (which include judgment and settlement amounts). The balance of these costs are to be paid by the insurance carriers which are party to the agreement. The agreement is subject to policy limitations of each insurance policy. The agreement may be terminated at any time upon ninety (90) days' notice by any of the parties provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than twelve (12) months from the date the notice of termination is given. The Company is presently aware of only one pending case on the trial calendar. A copy of the defense and indemnity agreement dated March 26, 1990 is designated as Exhibit 99.05.

     Effective during May, 1991 the Company entered into a Settlement Agreement and Release with Mount Vernon Fire Insurance Company. Pursuant to this Agreement, which is designated Exhibit 99.10, the Company discontinued its action against Mount Vernon, which provided that, subject to the terms of the Agreement, Mount Vernon would reimburse the Company (where applicable) for 6.25% of attorneys' fees (52.08% of the Company's 12% share referred to in the agreement in the previous paragraph) and 6.25% of indemnification costs (36.76% of the Company's 17% share referred to in the agreement in the previous paragraph). The Agreement is not applicable to any asbestos actions against the Company where no exposure is alleged to products manufactured or distributed by Eastco between April 1, 1968 and April 1, 1969. The Agreement may be terminated at any time upon 90 days' notice, but such notice is not applicable to asbestos actions placed on a trial calendar, unless such has a trial date more than twelve months from the date the notice of termination is given. The agreement provides that the limit available under the policy is $100,000 plus attorneys' fees while the agreement is in effect and is applicable only to the parent company. Approximately $25,000 has been reimbursed by Mount Vernon Fire Insurance Company as of June 30, 1996 for indemnification.

     The Company is unable to ascertain the total extent of insurance applicable to asbestos claims against it or the extent to which its insurance carriers will provide coverage. The two agreements referred to above between the Company and the insurance carriers may not be applicable to Puerto Rico Safety Equipment Corporation , which is covered by other insurance. To date, the claims settled by Puerto Rico Safety Equipment Corporation have been paid in full by insurance. A schedule of insurance believed to be applicable to Puerto Rico Safety Equipment Corporation is designated Exhibit 99.08.

No agreement has been reached with the insurance companies confirming all of these policies, which range from $100,000 to $500,000 for primary coverage and $1,000,000 to $5,000,000 for excess coverage. The policies for Puerto Rico Safety Equipment Corporation cover the period March 11, 1971 to July 23, 1986 with various gaps as described on the exhibit.

     An action entitled Michael F. Cilone and Marie Cilone v.Willson Safety Products, Inc., Standard Coating Corporation, National Paint Co., Inc., E.I. Dupont De Nemours & Co Inc., Orb Industries, Inc., PPG Industries Inc., Olde England Paint & Varnish Corp., Oatey Co., d/b/a Bond Tight Products, Eastco Industrial Safety Corp. was instituted on September 19, 1988 in the Supreme Court of the State of New York, County of Kings. The Company has referred this matter to its insurance carriers applicable to the period 1984 to 1986 and who have provided primary insurance on an annual basis of $1,000,000 per year in addition to applicable excess carriers. The complaint alleges four causes of action, including one for punitive damages on behalf of Michael F. Cilone, against the Company in the amount of $5,000,000 each and one cause of action for $500,000 on behalf of Marie Cilone. The complaint alleges that the Company sold respirators made by Willson Safety Products and other safety equipment to Michael F. Cilone's employer, the New York City Transit Authority, between 1984 and 1986 and that he sustained injuries as a result of chemicals and various materials made by the other defendants. The Company has been advised by counsel, designated by its insurance carriers to defend it, that any settlement and/or verdict expenses would be within the policy limits of the Company's insurance. This is based upon the present status of the case and the fact that depositions have not yet all been completed.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     On August 12, 1996, there was submitted to shareholders of the Company at a special shareholders meeting the following which were approved by the votes as indicated:

1. Authorization of amendment to certificate of incorporation to effect a one-for-ten reverse stock split.

FOR  7,831,310      AGAINST  521,458    ABSTAIN   12,102

2. Authorization of amendment to certificate of incorporation to authorize preferred stock.

FOR  5,466,731   AGAINST  386,584    ABSTAIN  173,570   NOT VOTED  2,337,985

3.  Proposal to approve the adoption of the 1996 Incentive Stock Option Plan.

FOR  5,463,911   AGAINST  424,404   ABSTAIN  171,515   NOT VOTED 2,305,040

4.  Proposal to approve the adoption of the 1996 Non-Qualified Stock Option
Plan.

FOR 5,463,222    AGAINST  542,613   ABSTAIN  53,995    NOT VOTED 2,305,040

                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

(a) The principal market on which the Common Stock of the Company is traded is the NASDAQ Small-Cap Market and its symbol is ESTO. The following chart sets forth the high and low sales prices as determined from NASDAQ for the Common Stock for the last two fiscal years and is adjusted for the Company's 1-for-10 reverse stock split effective August 12,1996 (the "Reverse Split").

                                  High                            Low
                              ------------                    ------------
Fiscal Year Ended June 30

     1995
     ----
First Quarter                    $ 17.50                        $ 8.75
Second Quarter                     14.38                          5.63
Third Quarter                      16.25                          7.50
Fourth Quarter                     17.50                         10.00


     1996
     ----
First Quarter                    $ 20.00                        $15.00
Second Quarter                     20.63                         10.63
Third Quarter                      14.38                          7.50
Fourth Quarter                     14.38                          6.25


(b) The approximate number of holders of record of the Common Stock as of September 17, 1996 was 325. The Company believes there are in excess of 1,200 beneficial holders of the Common Stock.

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

Item 6.   Management's Discussion and Analysis

(a)  Not applicable.

Results of Operations

     Fiscal Year 1996 Compared to Fiscal Year 1995

     The Company's net income for fiscal 1996 was $10,000, which included non-recurring expenses of approximately $113,000, comprised primarily of the settlement costs with the Company's former underwriter and costs incurred in connection with the issuance and repurchase of debentures, compared to a net profit of approximately $78,000 for fiscal 1995.

     Consolidated net sales during fiscal 1996 increased by 12.3% to $26,983,000 from $24,025,000 during fiscal 1995. In fiscal 1996,
Manufacturing Operations revenues increased 20.9% to $17,889,000 from $14,791,000, while Distribution Operations revenues decreased 1.5% to $9,094,000 from $9,234,000. The Company believes that the overall increase in sales was due to improved industry conditions in the manufacturing segment.

     The Company's gross profit margin continues to increase resulting in a 20.3% gross profit margin in fiscal 1996 as compared to 19.9% in fiscal 1995. The Company believes that this increase was due primarily to continued manufacturing efficiencies, targeting sales that produce higher gross profits and improved inventory position.

     Selling, general, and administrative expenses for fiscal 1996 were $4,546,000 or 16.8% of sales compared to $4,149,000 or 17.3% for the prior fiscal year. The decrease as a sales percentage was due to the increase in sales volume for the year as well as the effect of the Company's continuing cost reductions and increased purchase discounts and advertising incentives earned.

     Interest expense was $836,000 for fiscal 1996 as compared to $584,000 in the prior year. This increase was due principally due to increased borrowings during the year for working capital, including establishing of sales-point warehouses in the southwest and western areas of the United States.

     Outstanding options and warrants did not materially dilute earnings per share in 1996, but could do so in the future if there is a significant increase in the spread between their exercise price and the quoted market price of the Company's Common Stock.

     Recent hurricanes have adversely affected production and shipments in Puerto Rico which may adversely affect fiscal first quarter 1997 results. None of the Company's production facilities have been damaged and the Company believes that any potential adverse affect would be temporary.

Adoption of New Accounting Standards

     Under Financial Accounting Standards Statement No. 123 (FASB 123),

"Accounting for Stock-Based Compensation", companies are required to provide new disclosures about stock options based upon their fair value at the date of grant. This new rule becomes effective for fiscal years beginning after December 15, 1995. FASB 123 provides for an option to disclose the pro-forma effects of stock compensation on net income and earnings per share or charge stock compensation to earnings. The Company intends to adopt the pro-forma disclosure method in its June 30, 1997 consolidated financial statements.

Liquidity and Capital Resources

     The Company had working capital as of June 30, 1996 of $1,553,000 as compared to working capital of $1,065,000 as of June 30, 1995. The increase resulted primarily from the sale of stock in a private placement in June 1996. A substantial portion of the Company's working capital consists of inventory, which was $5,230,000 and $4,364,000, as of June 30, 1996 and 1995,
respectively. The Company is required to maintain substantial inventories of its numerous products to meet the immediate requirements of its customers who need products on short notice and who do not maintain an inventory of such products.

      The Company had a line of credit agreement with Congress whereby the Company may borrow up to $6,000,000, with interest payable at 2.25% above the prime rate, plus an unused line fee of .25% per year. Borrowings under this agreement were limited to 50% of the eligible inventory up to a maximum of $2,875,000 and 80% of eligible accounts receivable. In July, 1996, the line of credit was amended and extended until October 1, 1999 with an option by Congress to extend the loan for an additional year. The line was increased to $9,000,000 with an interest rate at 1.25% above the prime rate which will be reduced to prime plus 1% subject to the consummation of the Company's proposed public offering by December 31, 1996 and the net proceeds of this offering being at least $2,500,000. The limits on borrowings were increased to 85% of eligible accounts receivable and 55% of eligible inventory. The amounts outstanding at June 30, 1996 and June 30, 1995 were $5,558,000 and $4,829,000, respectively. The Company had $76,000 available for borrowing at June 30, 1996. The loan is subject to certain working capital and net worth requirements and is collateralized by all of the assets of the Company not previously pledged under other loan agreements. The loan agreement prohibits the payment of cash dividends by the Company.

     In September 1993, the Company received an overadvance of $500,000 from Congress. In connection therewith, Messrs. A. Densen, L.Densen, and A. Towell obtained the Junior Participation from Congress by advancing $250,000 of their funds to Congress. $250,000 of this overadvance has been repaid to Congress. The balance of $215,000, after repayment of $35,000 to L. Densen, will be repaid by Congress, at its option, to Messrs. A.Densen, L.Densen, and
A. Towell subject to the availability of funds.

      The Company believes that its current working capital position, line of credit and operations will be sufficient to satisfy its cash needs through June 30, 1997.

     The Company has filed for a rights and standby offering pursuant to which it is offering Units consisting of common stock and Class B Warrants to its shareholders and those not subscribed for to an underwriter. A registration statement for such offering has been filed under registration number 333-09517 and is anticipated to be effective shortly. The Company is to receive net proceeds of approximately $2,625,000, which it will utilize for paydown on its line of credit thereby increasing the amount available under such line of credit for future working capital and other needs such as acquisitions.

     Net cash used for operating activities was principally a result of an increase in accounts receivable and inventories which was only partially offset by an increase in accounts payable. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows provided by financing activities was principally from increased borrowings under the Company's line of credit and from the proceeds of a private placement of the Company's Common Stock.

     The Company has no material commitments for capital expenditures.

     At the present time, the Company, together with a variety of defendants, is a party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by the Company. The Company may become a party to additional asbestos-related actions in the future. The Company is also party to a non-asbestos product liability action. While as indicated in "Business-Legal Proceedings" legal and settlement costs to the Company have not been material to date, the Company cannot, at this time, determine the outcome of these uncertainties which may have an adverse effect upon the liquidity of the Company in the future.

Risks

     From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to competition, management, losses, availability of capital, asbestos litigation and insurance coverage applicable thereto, government regulation, the need for substantial inventories and Tyvek(R), the absence of dividends, and tax incentives. There can be no assurances that asbestos litigation will not have an adverse affect upon the Company. There can be no assurances that the Rights and Standby Offering that the Company filed will be successfully consummated. The market price of the Company's Common Stock may be volatile at times in response to fluctuations in the Company's quarterly operating results, changes in analyst earnings estimates, market conditions, as well as general conditions and other factors general to the Company.

Item 7.   Financial Statements

          See Consolidated Financial Statements annexed hereto.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not applicable.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)  The directors and executive officers of the Company are as follows:

Name                 Age      Position
- ----                 ---      --------
Alan E. Densen       62       President and Chief Executive
                              Officer and Director

Lawrence Densen      38       Senior Vice President and Director

Anthony P. Towell    64       Vice President of Finance,
                              Secretary, Treasurer, Chief
                              Financial Officer and Director

Dr. Martin Fleisher  59       Director

James Favia          62       Director

Herbert Schneiderman 64       Director

The term of office of the following directors does not expire until the Company's 1996 annual meeting and when their successors are chosen:

                     Alan E. Densen
                     Lawrence Densen
                     Anthony P. Towell

The term of office of the following directors does not expire until the Company's 1997 annual meeting and when their successors are chosen:

                     Dr. Martin Fleisher
                     James Favia
                     Herbert Schneiderman


Alan E. Densen has been President, Chief Executive Officer and a director of the Company since 1958 (except for the period September 1993 to January 1994, when he served as its Senior Vice President). He was also Treasurer and Chief Financial Officer of the Company through 1992.

Lawrence Densen, Senior Vice President and director of the Company, has been a Vice President and a director of the Company since 1986.

Anthony P. Towell has been the Company's Vice President of Finance, Treasurer, and Chief Financial Officer since 1992, its Secretary since 1993, and from 1989 to 1992 its Vice President. He has been a director of the Company since 1989. He was a director of New York Testing Laboratories, Inc. ("NYT"), a laboratory testing company and manufacturer of automotive accessories, from 1988 to 1995. In addition, he has been a director since 1988 of Nytest Environmental Inc. ("Nytest"), a hazardous waste testing Company. Mr. Towell was a director of Ameridata Technologies, Inc. ("Ameridata"), a provider of computer products and services, from 1991 to 1996. The common stock of Nytest is and Ameridata was registered under
Section 12(g) and (b), respectively, of the Securities Exchange Act of 1934.

Dr. Martin Fleisher has been a director of the Company since 1989. He holds a Ph.D. in biochemistry from New York University, has been attending clinical chemist at Memorial Sloan-Kettering Cancer Center since 1967. He devotes only a limited portion of his time to the business of the Company.

James Favia has been a director of the Company since July 26, 1995. He is a consultant to Donald & Co. who acts as the Company's investment advisor. He is a chartered financial analyst and has an MBA in finance which he obtained from New York University in 1959. He was a director of T.J. Systems until November, 1994. The common stock of T.J. Systems is registered under Section 12(g) of the Securities Exchange Act of 1934. He devotes only a limited portion of his time to the business of the Company.

Herbert Schneiderman has been a director of the Company since July 26, 1995. He is President of the Casablanca Group, L.P., a manufacturer of diversified women's sportswear. He devotes only a limited portion of his time to the business of the Company.

(b)  Not applicable.

(c)  Alan E. Densen is the father of Lawrence Densen.

(d)  Not applicable.

The Company is not aware of the failure of any director, officer or owner of more than 10% of the Company's common stock to timely file any reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation

The following describes the components of the total compensation of the CEO and each other executive officer of the Company whose total annual salary and bonus exceeds $100,000.

                          Summary Compensation Table

          Annual Compensation                Long term compensation
          ------------------                 ----------------------
                                      Awards                  Payouts
                                 ---------------          --------------
                              Other               Securities           All
Name and                      annual   Restricted  underlying  LTIP    other
principal         Salary  Bonus  compen-   stock    options /  payouts compen-
position   Year   ($)      ($) sation($) award(s)($) SARs(#)(5)  ($)   sation($)
- --------  ----   -----    ---- ------    --------   --------    ------  --------
Alan E.   1996    117,661 -0-  35,672(3)  -0-      8,348(4)    -0-     -0-
Densen,   1995    107,930 -0-  32,875(3)  -0-     82,158(2)    -0-     -0-
CEO       1994(1) 117,154 -0-  30,078(3)  -0-         -0-      -0-     -0-


Lawrence  1996    101,778 -0-   4,200     -0-       8,348(4)   -0-     -0-
Densen,   1995     89,130 -0-   4,200     -0-      82,158(2)   -0-     -0-
Senior VP 1994     86,936 -0-   4,200     -0-         -0-      -0-     -0-

(1) From September, 1993 to January, 1994, Mr. Densen was not CEO; he served as Senior Vice President.

(2) Includes incentive stock options granted January 20, 1995 to acquire 2,000 shares at $10.625 as well as non-qualified stock options to acquire 80,158 shares exercisable at $5.302 per share, each exercisable until January 19, 2005. The non-qualified options can not be exercised during the first five years except it was determined in September 1995 that the non-qualified options can be exercised for 40,079 shares of Common Stock. Said options provide for adjustment in the event of dilution as a result of sales of securities at less than the exercise price and have been adjusted to and inclusive of the Reverse Split.

(3) Primarily life insurance premiums on the life of Alan E. Densen owned by Mr. Densen's wife and paid for by the Company.

(4) Warrants to acquire 8,348 shares of Common Stock at $5.771 granted February 23, 1996 until February 22, 2001, in consideration of the guaranty of overadvances by Congress to the Company. These warrants provide for adjustment in the event of dilution and have been adjusted to and inclusive of the Reverse Split.

(5) Each person's options including only options directly held by such person.

Stock Options

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                              [Individual Grants]

                Number of         Percent of
               securities        total options /
               underlying        SARs granted        Exercise
               Options/SARs        in fiscal         or base       Expiration
Name           granted (#)(1)       year (1)       price ($/Sh)      Date
- -----          --------------    --------------    -------------   -----------
Alan E.          8,348               33.3%             $5.771       2/22/2001
Densen,
CEO

Lawrence         8,348               33.3%             $5.771       2/22/2001
Densen,
Senior V.P.

(1)  See note (4) above in the Summary Compensation Table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                               Number
                                           of securities            Value
                                            underlying         unexercised in-
                                            unexercised      the-money options
            Shares                      SARs at FY-end (#)   SARs at FY-end($)
          acquired on       Value        exercisable /         exercisable /
Name      exercise (#)    realized ($)   unexercisable(2)     unexercisable
- -----     --------------  -----------    -------------      ----------------
Alan E.       0               0          50,427/40,079     $108,969/100,619
Densen,
CEO (1)

Lawrence      0               0          51,108/40,079     $108,969/100,619
Densen,
Senior V.P.

(1) See footnotes (2) and (4) above in the Summary Compensation Table. Does not include warrants to acquire 1,667 shares described in Note (1) under Principal Shareholders or options held by Lawrence Densen.

(2) Each person's options include only options directly held by such person.

Employment Agreements and Change in Control Features

As of July 1, 1995, Alan E. Densen entered into a new employment agreement which provides for him to serve as the Company's President for a term of five years and Lawrence Densen also entered into a new employment agreement to serve as Senior Vice-President for a term of five years. Anthony P. Towell has a similar contract. At the end of each fiscal year during the term of the agreement, the agreements are automatically extended for one additional year to be added at the end of the then current term of the agreements, unless the Board of Directors determines not to extend the agreements. Each may also terminate their agreements upon thirty days written notice. The base annual salaries for Alan E. Densen and Lawrence Densen were $117,661 and $101,778, respectively, for fiscal 1996 which is to be increased at the beginning of each fiscal uear commencing July 1, 1996, at the discretion of the Board of Directors but not less than 10% of the minimum compensation paid to the employees in the prior fiscal year. For fiscal 1997, their base fiscal salaries are $133,100 and $115,500, respectively. Each is entitled to receive an annual bonus equal to 3 1/3% of the Company's earnings before interest and taxes for the fiscal year ended June 30, 1996 and each fiscal year thereafter during the term of the agreement, and Lawrence Densen is entitled to .75% of the Company's revenues in excess of $20.5 million. Bonuses are to be paid within 30 days after the completion of the Company's audited financial statements for each fiscal year and is to be paid in cash or registered shares of common stock of the Company. In addition, each, in accordance with Company policy, is entitled to receive reimbursement of ordinary and necessary business expenses, a monthly automobile allowance of $700 and disability, medical and hospitalization insurance.

The employment agreements entered into by Messrs. Alan E. Densen and Lawrence Densen include provisions that provide for their right to terminate the agreements and thereby receive additional compensation, as provided below, in the event that they are not elected or retained as President and Senior Vice-President, respectively, or as a director of the Company; the Company acts to materially reduce their duties and responsibilities under the agreement; the Company changes the geographic location of their duties to a location from the New York metropolitan area; their base compensation is reduced by 10% or more; any successor to the Company fails to assume the agreements; any other material breach of the agreements which is not cured by the Company within 30 days; and a "Change of Control" by which a person, other than a person who is an officer and/or director of the Company as of the effective date of the agreements, or a "group" as defined in Section 13(d)(3) of the Securities and Exchange Act of 1934, becomes the beneficial owner of 20% or more of the combined voting power of the then outstanding securities of the Company or the composition of the board changes so that the officers of the Company no longer hold a majority of the seats.

In the event that Messrs. Alan E. Densen or Lawrence Densen terminate their positions because of any of the aforesaid reasons other than a "Change of Control", or if the Company terminates their employment in any way that is a breach of the agreement by the employer, Messrs. Alan E. Densen and Lawrence Densen shall be entitled to receive, in addition to their salary continuation, as a bonus, a cash payment equal to their total base salary plus projected expenses and bonuses for the remainder of the term thereof, payable within 30 days of termination and all stock options, warrants and other stock appreciation rights granted by the Company to them shall become immediately exercisable at an exercise price of $0.10 per share. In the event that either owns or is entitled to receive any unregistered securities of the Company, than the Company shall register such securities within 120 days of the their termination.

In the event that there is a "Change of Control", Messrs. Alan E. Densen and Lawrence Densen shall be paid within 30 days thereof a one-time bonus equal to their total minimum base salary for the next three years and Alan Densen shall be immediately reimbursed for all amounts not yet received for his participation in the balance of $215,000 ($35,000 has been repaid to Lawrence

Densen) junior participation in the loans made to the Company from Congress during September 1993, without regard to whether such amount is currently due pursuant to the terms thereof.

Messrs. A. Densen, L. Densen, and A. Towell, in modification agreements to their employment agreements, have waived: (i) their right to bonuses based upon the Company's earnings before interest and taxes for the fiscal years ended June 30, 1996 through June 30, 2000; (ii) their exercise rights on options and warrants and repayment of their junior participation interests with Congress and compensation payable in the event of a Change in Control with respect to the Private Placement and the Rights Offering; and (iii) their right to terminate their relationship with the Company, as per the terms of their respective employment agreements. L.Densen has waived his right to bonuses based upon the Company's revenues for the fiscal years ended June 30, 1996 and 1997. The modification agreements and waivers provide that their right to terminate their employment agreements and waiver of their bonuses shall not be waived in the event that there is a material breach of such agreements by the Company. In the event sufficient working capital is not available, the Company is anticipated each year to request Messrs. A.Densen, L. Densen, and A. Towell to waive any bonuses earned based upon the Company's earnings.

During February 1996, Messrs. A. Densen, L. Densen, and A. Towell guaranteed to Congress overadvances to the Company of up to $500,000 in excess of the Company's eligible borrowings. The Company issued warrants for a term of five years in consideration for their guaranty to each Messrs. A. Densen, L. Densen, and A. Towell to purchase 8,348 shares of Common Stock at an exercise price of $5.771 per share commencing February 23, 1996. The overadvances have since been repaid and their guarantees are no longer in effect.

Compensation to Directors

     No compensation is paid to officers who also serve as directors for their serving solely as a director. Outside directors are compensated at the rate of $500 for each board of directors meeting which they attend in person.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) The following are known by the Company, as of the date hereof, to be the beneficial owners of more than five percent of Common Stock (All per share amounts have been adjusted to reflect the 1-for-10 Reverse Split):


               Name and Address         Amount and Nature    Percent
Title of Class of Beneficial Owner      of Beneficial Owner  of Class
- -------------- -------------------     -------------------   --------
Common Stock    Alan E. Densen          59,396(1)(4)(5)       6.4%
$.12 par value  130 West 10th Street    shares direct and
                Huntington Station, NY  beneficial

Common Stock    Lawrence Densen         53,608(2)(4)(5)       5.8%
$.12 par value  130 West 10th Street    shares direct and
                Huntington Station, NY  beneficial

Common Stock    Anthony P. Towell       138,739(3)(4)(5)     13.7%
$.12 par value  130 West 10th Street    shares direct and
                Huntington Station, NY  beneficial

Common Stock    George Schiavoni        76,000                8.6%
$.12 par value  46 Bayview Avenue       shares direct and
                Sag Harbor, NY          beneficial

- ------------------
(1) Includes warrants, held by Mr. Densen's wife, to acquire 1,667 shares of Common Stock, exercisable at $13.00 per share which expire April 11, 1999. Also includes incentive stock options granted under the 1994 Plan to acquire 2,000 shares of Common Stock, exercisable at $10.625 which expire January 19, 2005. Amount indicated does not include shares beneficially owned by Lawrence Densen, son of Alan E. Densen.

(2) Does not include shares beneficially owned by Alan E. Densen, father of Lawrence Densen. Includes 700 Class A Warrants; incentive stock options granted under the 1983 Incentive Stock Option Plan (the "1983 Plan") to acquire 625 shares which expire December 17, 1996 and are exercisable at $26.664 per share; incentive stock options granted under the 1983 Plan to acquire 56 shares of Common Stock which expire May 31, 1998 and are exercisable at $30.00 per share; and incentive stock options granted under the 1994 Plan to acquire 2,000 shares of Common Stock , which expire January 19, 2005 and are exercisable at $10.625.

(3) Includes 1,500 Class A Warrants; warrants, held by Mr. Towell's wife, to acquire 1,667 shares of Common Stock, exercisable at $13.00 per share which expire April 11, 1999; and incentive stock options granted under the 1994 Plan to acquire 2,000 shares of Common Stock, exercisable at $10.625 which expire January 19, 2005. Also includes warrants to acquire 82,645 shares of Common Stock exercisable at $6.292 per share which expire April 11, 1999, which warrants provide for an anti-dilution adjustment as a result of sales of securities at less than the exercise price.

(4)  Includes non-qualified options to acquire 40,079 shares to each Messrs.
     A. Densen, A. Towell and L. Densen exercisable until January 19, 2005 at an exercise price of $5.302. These options provide for an anti-dilution adjustment as a result of sales of securities at less than the exercise price. See "Certain Relationships and Related Transactions".

(5) Includes warrants to acquire 8,348 shares of Common Stock exercisable at $5.771 per share, which expire February 22, 2001. These warrants provide for an anti-dilution adjustment as a result of sales of securities at less than the exercise price. See "Certain
     Relationships and Related Transactions".

(b) The following table sets forth as of August 12, 1996, the number of shares of Common Stock owned by each of the present directors of the Company, together with certain information with respect to each:

                          Amount and Nature         Percent
Name and Address          of Beneficial Owner       of Class
- ----------------          -------------------       --------
Alan E. Densen                 59,396(1)               6.4%
130 West 10th Street          shares direct
Huntington Station, NY        and beneficial

Anthony P. Towell             138,739(2)              13.7%
130 West 10th Street          shares direct
Huntington Station, NY        and beneficial

Lawrence Densen                53,608(3)               5.8%
130 West 10th Street          shares direct
Huntington Station, NY        and beneficial

Dr. Martin Fleisher             1,000(4)                 *
130 West 10th Street          shares direct
Huntington Station, NY        and beneficial

James Favia                     2,000(5)                 *
130 West 10th Street          shares direct
Huntington Station, NY        and beneficial

Herbert Schneiderman            3,833(6)                 *
130 West 10th Street          shares direct
Huntington Station, NY        and beneficial

All executive officers
     and directors
     as a group
    (6 persons)               258,576                 23.0%
- -------------------
*   Less than 1%

(1)  See footnotes (1), (4), and (5) in (a) above.

(2)  See footnotes (3), (4), and (5) in (a) above.

(3)  See footnotes (2), (4), and (5) in (a) above.

(4)  Includes stock options to acquire 1,000 shares of Common Stock.

(5)  Includes stock options to acquire 1,000 shares of Common Stock.

(6)  Includes warrants and stock options to acquire 1,833 shares of Common
     Stock.

The foregoing reflects the outstanding options and warrants held by each of such persons, and reflects all adjustments for anti-dilution rights through the Reverse Split.

Item 12.  Certain Relationships and Related Transactions

During September, 1993 the Company's lender, Congress, agreed to provide an overadvance to the Company of $500,000. In connection therewith, Messrs. A. Densen, L. Densen and A. Towell obtained a junior participation interest from Congress by advancing $250,000 of their funds to Congress. $250,000 of this overadvance was repaid to Congress during fiscal 1994. Mr. L. Densen was repaid $35,000 of the previous balance in full by Congress during May, 1996. The balance of $215,000 will be repaid by Congress, at its option, to Messrs.
A. Densen and A. Towell, subject to the availability of funds.

A group of investors (the "Associates") holds a first mortgage on the Company's executive offices and warehouse facility in the principal amount of $489,782 as of June 30, 1996. The wives of Alan E. Densen and Anthony P.Towell, executive officers and directors of the Company, and Herbert Schneiderman, a director of the Company, are members of Associates owning approximately 38% thereof. During the fiscal year ended June 30, 1996, the Company paid Associates $121,107 in principal and interest on the mortgage,of which $72,346 constituted interest.

On January 20, 1995, the Company granted non-qualified options to acquire 80,158 shares of Common Stock to each Messrs. A. Densen, A. Towell, and L. Densen. Because it was determined that the audited pre-tax profit for fiscal 1995 was greater than $50,000, non-qualified options can now be exercised for 40,079 shares of Common Stock.The remaining 40,079 non-qualified options can not be exercised during the first five years. The non-qualified options provide for adjustment in the event of dilution as a result of sales of securities at less than the exercise price. All of the options granted on January 20, 1995 were granted in consideration of previous sacrifices including reduction in salaries, cancellation of options, and other surrendered benefits by executive officers as well as the turnaround performance achieved by the Company. The turnaround achieved by the Company in its performance can be directly related to the efforts of Messrs. A. Densen, A. Towell, and L. Densen.

On January 31, 1995, the Company's board of directors reduced the exercise price of the 2.3 million outstanding Class A Warrants issued in connection with the 1994 Public Offering to $13.00 per share. At the same time, the board of directors also reduced the exercise price to $13.00 per share with regard to the 10,833 warrants ("Associate Warrants") issued to a group of investors, including the spouses of Alan Densen (1,667 Associate Warrants owned by her) and Anthony P. Towell (1,667 Associate Warrants owned by her), and Herbert Schneiderman (833 Associate Warrants owned by him), in connection with a reduction of indebtedness regarding the Company's premises; 82,645 warrants purchased by Anthony P. Towell, the Company's Chief Financial
Officer, from Scorpio Partners, L.P.; 4,078 Royce warrants issued in connection with a 1991 public offering; and 833 warrants in connection with a 1991 bridge loan. All these warrants have also been extended to April 11, 1999. These warrants were all adjusted as indicated so as to treat them on an equal basis and to provide incentives for them to be exercised.

The Company had employment agreements with Messrs. A. Densen, A. Towell and
L. Densen, which commenced as of the effective date of the Company's 1994 public offering in April, 1994. As of July 1, 1995, these executive officers entered into new agreements. See "Executive Compensation Employment
Agreements and Change in Control Features" with regards to provisions contained in the employment agreement of Alan E. Densen, the Company's President and CEO, and Lawrence Densen, the Company's Senior Vice-President, and Anthony P. Towell, the Company's Vice-President and Chief Financial Officer. Messrs. A. Densen, L. Densen, and A. Towell, in modification agreements to their employment agreements, have waived: (i) their right to bonuses based upon the Company's earnings before interest and taxes for the fiscal years ended June 30, 1996 through June 30, 2000; (ii) their exercise rights on options and warrants and repayment for their junior participation interests with Congress and compensation payable in the event of a Change in Control with respect to the Private Placement and the Proposed Rights Offering; and (iii) their right to terminate their relationship with the Company, as per the terms of their respective employment agreements. L. Densen has waived his right to bonuses based upon the Company's revenues for fiscal years ended June 30, 1996 and 1997. The modification agreements and waivers provide that their right to terminate their employment agreements and waiver of their bonuses shall not be waived in the event that there is a material breach of such agreements by the Company.

On April 18, 1995, the Company entered into an agreement with Donald to act as its investment adviser for a term of three years at a retainer of $3,000 per month. The agreement may be terminated for cause at any time and after eighteen (18) months by either party upon forty-five days notice. Donald was also granted a five year warrant to purchase 12,500 shares exercisable at $12.50 per share, the closing market price on the date of grant. James Favia, a director of the Company, serves as a consultant to Donald.

On July 10, 1995 the Company terminated its relationship with Lew Lieberbaum & Co., Inc. ("Lew Lieberbaum"), the Company's underwriter in its 1994 public offering. Pursuant to an agreement dated July 10, 1995, the Company canceled all of Lew Lieberbaum's rights under the Underwriting Agreement (the "Underwriting Agreement"), including, but not limited to, the right of first refusal to act on behalf of the Company in future transactions, the cancellation of all Underwriter's Warrants held by Lew Lieberbaum or its affiliates, their right to representation on the Company's board of directors and the termination of any obligation by holders of securities subject to a "lock-up" to obtain the permission of Lew Lieberbaum prior to sale or other disposition of said securities. At the same time, Leonard A. Neuhaus and Sheldon Lieberbaum, who are affiliated with Lew Lieberbaum, resigned as directors of the Company. In exchange, the Company issued 10,000 shares of common stock to Lew Lieberbaum.

During February 1996, Messrs. A. Densen, A. Towell and L. Densen, executive officers and directors of the Company, guaranteed to Congress overadvances to the Company of up to $500,000 in excess of the Company's eligible borrowings. The Company issued warrants for a term of five years in consideration for their guaranty to each Messrs. A. Densen, A. Towell, and L. Densen to purchase 8,348 shares of Common Stock at $5.771 per share which expire on February 22, 2001, and are subject to anti-dilution provisions. The overadvance has since been repaid and their guarantees have been returned to them.

On June 28, 1996, the Company completed a Private Placement Offering, pursuant to which it issued 399,000 shares at $1.50 per share to 20 investors, pursuant to provisions for exemption from registration under the Securities Act of 1933 as amended. The terms of the Private Placement Offering were established by negotiation between the Company and Royce Investment Group, Inc., a registered broker/dealer (the "Private Placement Agent"). Under the terms of the Private Placement Offering, 10 1/2 units (the "Units") were offered, and sold, in multiples of $57,000 per Unit. Each full Unit consists of 38,000 shares of the Company's Common Stock, par value $0.12 per share. The Company used net proceeds from the Private Placement Offering to pay off a short-term loan in the amount of $500,000 from Elono Portfolio S.A., which had been used to reduce the amount due to Congress. Gross proceeds from the Private Placement Offering were $598,500. The Underwriter acted as Placement Agent and received a commission of 10% and a 3% non-accountable expense allowance. On July 9, 1996, the Company completed an additional private placement offering for 114,000 shares at $1.50 per share to 5 investors for use as working capital, pursuant to provisions for exemption from registration under the Securities Act of 1933 as amended.

Item 13.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-09517), as filed on August 2, 1996 and as amended:

Exhibit       Description of Exhibit
- -------       ----------------------
3.01          Certificate of Incorporation, as amended
3.01.1        Certificate of Amendment to Certificate of Incorporation filed
              August 12, 1996
3.01.2        Certificate of Amendment to Certificate of Incorporation dated
              February 15, 1989
3.02          By-Laws
3.02.1        Amendments to By-Laws adopted September, 1996
4.01          Form of Common Stock Certificate
10.01         Employment Agreement with Alan Densen,
              dated as of July 1, 1995
10.02         Employment Agreement with Lawrence Densen,
              dated as of July 1, 1995
10.03         Employment Agreement with Anthony Towell,
              dated as of July 1, 1995
10.05         Amendment to Financing Agreements with Congress dated July,
              1996
10.07         Form of Modification Agreement to Employment Agreements with
              Alan Densen, Lawrence Densen and Anthony Towell and Waiver
11.01         Statement re: Computation of per share earnings
21.01         Subsidiaries of the Registrant
27.01         Financial Data Schedule
99.01         1996 Incentive Stock Option Plan
              as amended to date
99.02         1996 Non-Qualified Stock Option Plan
              as amended to date
99.03         Form of Warrants held by Anthony Towell dated
              January 31, 1994 (and whose exercise date has been extended to April 30, 1999)
99.04         Form of Option Agreements Granted as of
              January 20, 1995 with Alan Densen, Anthony
              Towell and Lawrence Densen
99.05         Asbestos Litigation as of June 30, 1996
99.06         Product liability primary insurance
              coverage for asbestos
99.07         Product liability excess insurance
              coverage for asbestos
99.08         Insurance coverage for Puerto Rico
              Safety Equipment Corporation for asbestos
99.09         Defense and indemnity agreement dated March 26, 1990
99.10         Defense and indemnity agreement dated May, 1991
99.11         Letters between L'Abbate & Balkan, counsel for Eastco
              and Wilentz, Goldman & Spitzer, counsel for plaintiffs' attorneys, dated February 3, 1994 and March 14, 1994, respectively, with respect to settlement of New York cases

     The following exhibits are incorporated by reference to the Company's annual reports on Form 10K for the periods indicated:

For the year ended June 30, 1991:
- ---------------------------------
10.04 Accounts Financing Agreement (Security Agreement), Covenants Supplement to Accounts Financing Agreement (Security Agreement), Inventory Loan Agreement and Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement (Security Agreement) executed as of October 1, 1991 with Congress (filed as Exhibit 10.1)

For the year ended June 30, 1993:
- ---------------------------------
10.06 Exemption of Puerto Rico Safety Corporation with respect to Puerto Rico taxes as amended to date
10.09          Joint Participation Agreement between Congress and Alan E.
               Densen dated September 20,1993 (referred to as Exhibit 10.4)
10.10          Joint Participation Agreement between Congress and Anthony
               P. Towell dated September 20,1993 (referred to as Exhibit
               10.5)
10.11 Joint Participation Agreement between Congress and Lawrence Densen dated September 20,1993 (referred to as Exhibit 10.6)


     The following exhibits are incorporated by reference to the Registration Statement on Form S-1 (No. 33-74988) as amended, effective April 12, 1994. The number in parentheses refers to the exhibit number in the Form S-1:

4.03           Form of Class A Warrant Certificate (4b)
4.04 Form of Warrant Agency Agreement between the Company and American Stock Transfer and Trust Co. (4c)



(b) A report on Form 8-K was filed during the last quarter of fiscal year 1996 on June 28, 1996, under Item 5.

     A report on Form 8-K was also filed on August 14, 1996, under Items 5 and 7.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EASTCO INDUSTRIAL SAFETY CORP.


                                   By: /s/ Alan E. Densen      Date: 9/20/96
                                      --------------------
                                        ALAN E. DENSEN
                                   President and Chief Executive Officer


                                   By: /s/ Anthony P. Towell   Date:  9/20/96
                                       ---------------------
                                        ANTHONY P. TOWELL
                                   Vice President of Finance, Treasurer and
                                   Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By: /s/ Alan E. Densen     Date: 9/20/96
                                       ------------------
                                        ALAN E. DENSEN
                                        Director


                                   By: /s/ Lawrence Densen    Date: 9/20/96
                                       -------------------
                                        LAWRENCE DENSEN
                                        Director


                                   By: /s/ Herbert Schneiderman Date:9/20/96
                                       ------------------------
                                        HERBERT SCHNEIDERMAN
                                        Director

                                   By: /s/ Martin Fleisher    Date: 9/20/96
                                       -------------------
                                        MARTIN FLEISHER
                                        Director

                                   By: /s/ Anthony P. Towell  Date: 9/20/96
                                       ---------------------
                                        ANTHONY P. TOWELL
                                        Director

                                   By: /s/ James A. Favia     Date: 9/20/96
                                       ------------------
                                        JAMES A. FAVIA
                                        Director

               EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                                    INDEX

INDEPENDENT AUDITORS' REPORT.......................................... F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets........................................ F-3

   Consolidated Statements of Operations.............................. F-4

   Consolidated Statements of Changes in Shareholders' Equity......... F-5

   Consolidated Statements of Cash Flows.............................. F-6

   Notes to Consolidated Financial Statements......................... F-8

                 [LETTERHEAD OF CORNICK, GARBER & SANDLER, LLP]

                          Independent Auditors' Report

Board of Directors and Shareholders
Eastco Industrial Safety Corp.
Huntington Station, New York

         We have audited the accompanying consolidated balance sheet of EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES as at June 30, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Eastco Industrial Safety Corp. and Subsidiaries as at June 30, 1996 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 11 to the consolidated financial statements, the Company is a defendant in various lawsuits alleging exposure by plaintiffs to asbestos and products containing asbestos sold by the Company. Since the ultimate outcome or range of liability, if any, resulting from these lawsuits cannot presently be determined, no provision for any liability that may result has been made in the accompanying consolidated financial statements.

                                            /s/ CORNICK, GARBER & SANDLER, LLP
                                            ----------------------------------
                                            CERTIFIED PUBLIC ACCOUNTANTS

Uniondale, New York
September 11, 1996

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1996


                                     ASSETS

Current assets:
   Cash and cash equivalents (Note 1)                         $   646,030
   Accounts receivable, net of allowance for
      doubtful accounts of $155,000 at June 30,
      1995 (Notes 5 and 6)                                      4,669,070
   Inventories (Notes 1, 2 and 5)                               5,230,237
   Other                                                          441,763
                                                              -----------

                  Total current assets                         10,987,100

Property, plant and equipment, net
   (Notes 1, 3, 5 and 6)                                        1,278,095
Other assets                                                      206,910
                                                              -----------

                  T O T A L                                   $12,472,105
                                                              ===========

                                   LIABILITIES

Current liabilities:
   Loans payable (Note 5)                                     $ 5,853,075
   Current maturities of long-term debt (Note 6)                   56,044
   Accounts payable                                             3,234,127
   Accrued expenses                                               291,341
                                                              -----------

                  Total current liabilities                     9,434,587

Long-term debt, less current maturities (Note 6)                  433,738
                                                              -----------

                  Total liabilities                             9,868,325
                                                              -----------

Commitments and contingencies (Notes 9, 10 and 11)

                              SHAREHOLDERS' EQUITY
                        (Notes 1, 5, 6, 7, 12 and 13)

Common stock, $.12 par value; authorized 20,000,000
   shares; outstanding 765,488                                    91,859
Additional paid-in capital                                     6,742,476
(Deficit) (statement attached)                                (4,230,555)
                                                              -----------

                                                               2,603,780
                                                             -----------

                  T O T A L                                  $12,472,105
                                                             ===========


     The notes to consolidated financial statements are made a part hereof.

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Year Ended June 30,
                                             ------------------------------
                                                 1996               1995
                                             -----------       ------------

Net sales                                    $26,982,699        $24,024,897
                                             -----------        -----------

Costs and expenses:
   Cost of sales (Note 1)                     21,495,693         19,254,571
   Selling, general and
      administrative (Note 1)                  4,546,222          4,148,517
   Interest (Notes 5, 6 and 7)                   836,359            583,665
   Other expense (income) (net)                   16,388            (39,793)
   Settlement with former
   underwriter (Note 7)                           78,000
                                             -----------        -----------

         Total costs and expenses             26,972,662         23,946,960
                                             -----------        -----------

NET INCOME                                   $    10,037        $    77,937
                                             ===========        ===========

Income per share (Note 1):
  Primary                                           $.02               $.20
                                                    =====              ====

   Assuming full dilution                           $.02               $.17
                                                    =====              ====

Average number of shares used in
computing per share amounts:
   Primary                                       595,758            392,529
                                              ===========       ===========

   Assuming full dilution                        595,758            471,698
                                              ===========       ===========



     The notes to consolidated financial statements are made a part hereof.

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (NOTES 1, 5, 6, 7, 12 and 13)



                                                     Additional
                                  Common Stock*       Paid-in
                              Shares        Amount    Capital      (Deficit)       Total
                            ------------   --------  ----------  ------------     ----------


BALANCE - JULY 1, 1994         347,738      $41,729   $6,224,509  $(4,318,529)    $1,947,709

Net income for the year ended
   June 30, 1995                                                       77,937         77,937
                             ---------       ------   ----------  -----------     ----------

BALANCE - JUNE 30, 1995        347,738       41,729    6,224,509   (4,240,592)     2,025,646

Shares issued on settlement
   with former underwriter      10,000        1,200       70,825                      72,025

Exercise of Class A warrants     3,750          450       48,300                      48,750

Shares issued on conversion
   of subordinated debenture    26,374        3,165      121,963                     125,128

Purchase and retirement of
   common stock                (21,374)      (2,565)    (177,435)                   (180,000)

Shares issued in private       399,000       47,880      454,314                     502,194
   placement

Net income for the year ended
   June 30, 1996                                                       10,037         10,037
                              --------     --------    ---------    ---------     ----------

BALANCE - JUNE 30, 1996        765,488    $  91,859  $ 6,742,476  $(4,230,555)    $2,603,780
                              ========    =========  ===========  ===========    ===========

*As restated to give retroactive effect to the 1-for-10 reverse stock split in August 1996.

     The notes to consolidated financial statements are made a part hereof.

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     Year Ended June 30,
INCREASE (DECREASE) IN CASH AND                -------------------------------
  CASH EQUIVALENTS                                1996                1995
                                               ----------          ----------
Cash flows from operating activities:
   Net income                                  $   10,037          $   77,937
                                               ----------          ----------
   Adjustments to reconcile results of
   operations to net cash effect of
   operating activities:
      Depreciation and amortization               134,290             164,533
      Provision for (recovery of) losses on
         accounts receivable                      105,732             (38,655)
      Shares issued for settlement
         with former underwriter                   72,025
      Net changes in assets and liabilities:
         Accounts receivable                     (876,629)           (430,003)
         Inventories                             (866,339)         (1,197,860)
         Other current assets                      40,105             (37,608)
         Other assets                             (75,122)             20,247
         Accounts payable                         343,084             401,146
         Accrued expenses                         (40,566)           (102,136)
                                               -----------         -----------
            Total adjustments                  (1,163,420)         (1,220,336)
                                               -----------         -----------
            Net cash used for operating
              activities                       (1,153,383)         (1,142,399)
                                               -----------         -----------
Cash flows from investing activities:
   Acquisition of property, plant and
      equipment                                   (93,274)           (191,242)
                                               -----------         -----------










(Continued)
                                       F-6

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Year Ended June 30,
                                           ---------------------------------
                                                1996                 1995
                                           ------------         ------------
Cash flows from financing activities:
   Repayments of long-term debt            $    (48,762)        $    (42,426)
   Borrowings under line of credit
      agreements                             28,621,372           25,789,531
   Repayments under line of credit
      agreements                            (27,697,205)         (24,044,483)
   Borrowing under Bridge loan                  500,000
   Repayment of Bridge loan                    (500,000)
   Net proceeds from private placement
      of common stock                           502,194
   Net proceeds from convertible
      subordinated debenture                    225,128
   Repurchase of convertible
      subordinated debenture                   (100,000)
   Proceeds from excercise of
      Class A warrants                           48,750
   (Decrease) in bank overdrafts                                    (365,277)
   Purchase of common stock                    (180,000)
                                            ------------         ------------

         Net cash provided by
           financing activities               1,371,477            1,337,345
                                            ------------         ------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                             124,820                3,704

Cash and cash equivalents - Beginning           521,210              517,506
                                            ------------         ------------

CASH AND CASH EQUIVALENTS - END            $    646,030         $    521,210
                                            ============         ============

Supplemental disclosure of cash paid for:
   Interest                                $    836,359         $    583,665
                                            ============         ============

   Income taxes                            $      5,440
                                            ============

Supplemental disclosure of noncash
 financing activities:
   Conversion of convertible subordinated
      debenture into common stock          $    150,000
                                            ============


     The notes to consolidated financial statements are made a part hereof.

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995




NOTE 1 - Summary of Significant Accounting Policies:

         Operations:

         The Company operates in two industry segments. The first is the manufacture and sale of disposable clothing, industrial protective clothing and protective products to distributors throughout the United States and in Puerto Rico. The second is the distribution and sale of industrial protective clothing and protective products directly to "end users" located primarily in the Northeast United States.

         The Company's manufacturing division uses Tyvek(R), which is only available from one supplier, to produce disposable clothing. Products made of Tyvek(R) accounted for approximately 41% and 35% of consolidated sales for the years ended June 30, 1996 and 1995, respectively.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of Eastco Industrial Safety Corp. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.


         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.






(Continued)                            F-8

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995



NOTE 1 - Summary of Significant Accounting Policies (Continued):

         Cash:

         Cash includes certificates of deposit of approximately $300,000 and $500,000 at June 30, 1996 and 1995, respectively, which are considered cash equivalents. A $300,000 certificate has been pledged as collateral for a bank loan to the extent of such loan (see Note 5).

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

         Income Taxes:

         The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (FASB 109).

         Per Share Amounts:

         Primary earnings per share amounts have been computed utilizing the weighted average number of common and, if material, common equivalent shares outstanding during the period. Fully diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding. Per share amounts give effect to the retroactive adjustment for the 1-for-10 reverse stock split approved by the shareholders in August 1996 (see Note 12).

         All other per share amounts and information set forth in the attached financial statements and the notes thereto have also been adusted to give effect to the reverse stock split.

(Continued)                            F-9

                        EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995




NOTE 2 - Inventories:

         Inventories at June 30, 1996 consist of the following:


            Raw materials               $1,701,676
            Work-in-process                514,555
            Finished goods               3,014,006
                                        ----------

               Total                    $5,230,237
                                        ==========

NOTE 3 - Property, Plant and Equipment:

         Property, plant and equipment at June 30, 1996 is comprised of the following:

                                                                Estimated
                                                               Useful Life
                                                                 (Years)
                                                               -----------
           Cost:
              Land                             $  382,000
              Building and leasehold
                improvements                      827,451          5 - 40
              Machinery and equipment           1,187,178          3 - 10
              Furniture and fixtures              229,074          7 - 10
                                               ----------

                   Total                        2,625,703

           Less accumulated depreciation
              and amortization                  1,347,608
                                               ----------

                   Balance                     $1,278,095
                                               ==========

(Continued)                         F-10

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995




NOTE 4 - Income Taxes:

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). While SFAS 109 requires the recognition of a deferred tax asset for the benefit of net operating loss carryforwards, it also requires the recognition of a valuation allowance when it is more likely than not that such benefit will not be realized. As a result of the Company's past history of losses and the amount of its net income for the two years ended June 30, 1996 and 1995, it has recorded valuation allowances equal to its net deferred tax asset account.

         Deferred income taxes relate to the following temporary differences and carryforwards at June 30, 1996:

            Deferred tax assets:
              Net operating loss carryforwards                      $1,800,000
              Allowance for doubtful accounts
                 and credits                                            66,000
              Tax basis adjustments to inventory                        56,000
                                                                    ----------
                                                                     1,922,000

                     Total

            Less deferred tax liability:
              Accelerated depreciation of
                 property and equipment                                 11,000
                                                                    ----------
                     Balance                                         1,911,000

            Less valuation allowance                                 1,911,000
                                                                    ----------
            Net deferred income taxes after
              valuation allowance                                   $     --
                                                                    ==========



(Continued)
                                      F-11

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995



NOTE 4 - Income Taxes (Continued):

         Two wholly-owned Puerto Rico based subsidiaries have been granted exemptions from paying Puerto Rico income taxes under provisions of the Puerto Rico Industrial Tax Exemption Act of 1963, provided such subsidiaries continue to meet the terms and conditions of their grants. One subsidiary's exemption expires on June 30, 1999. The subsidiary has received a 90% exemption from Puerto Rico income taxes and a 75% exemption from Puerto Rico municipal and property taxes. The second subsidiary has received a 90% exemption from Puerto Rico income and property taxes and a 60% exemption from Puerto Rico municipal income taxes to June 2006. These subsidiaries have elected, pursuant to
         Section 936 of the Internal Revenue Code, to receive credits equivalent to the amount of Federal income taxes which would otherwise be due on their income. The Omnibus Budget Reconciliation Act of 1993 imposes limitations on computing the Possession Tax Credit under Section 936 for tax years beginning after 1993. In addition, the Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax calculation. The Small Business Job Protection Act of 1996 further limits the Possession tax credit for years beginning after 2001 with the credit being eliminated for tax years beginning after 2005.

         Dividends, if paid by the Puerto Rico based subsidiaries, are subject to a withholding tax of 10%; however, no taxes have been provided on their aggregate undistributed earnings (of approximately $2,321,000 at June 30, 1996) because it is management's intention to reinvest such earnings indefinitely.

         A reconciliation between the expected tax expense at the statutory federal income tax rate and the Company's actual income tax expense is as follows:


                                                            June 30,
                                                    ------------------------
                                                       1996           1995
                                                    ---------      ---------
            Income tax expense
               at the statutory rate                 $ 3,000        $ 26,000
            Effect of net operating loss of
               Puerto Rican subsidiaries for
               which there is no current tax
               benefit
            Effect of domestic net operating
               loss for which there is no
               current tax benefit                    (3,000)
            Benefit of utilization of net
               operating loss carryforwards                         (26,000)
                                                     --------       --------

                 Actual income tax expense           $  --          $   --
                                                    ========        ========

(Continued)
                                      F-12

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995


NOTE 4 - Income Taxes (Continued):

         At June 30, 1996, the Company has net operating loss carryforwards of approximately $4,738,000 for federal income tax purposes. Such carryforwards expire in 2005 through 2011. As a result of the private placement offering in June 1996, the amount of the loss carryforwards which can be utilized to offset future taxable income are limited to approximately $345,000 a year, plus any loss carryforwards incurred after June 30, 1996.

         The annual limitation of the Company's net operating loss deductions may be further reduced as a result of the proposed public offering (see Note 13).


NOTE 5 - Loans Payable:

         Loans payable are comprised of short-term bank borrowings of $295,000 at June 30, 1996 and borrowings under the Company's line of credit agreement with Congress Financial Corporation ("Congress"). Short-term bank borrowings (which usually have 30 day terms) are renewable at the bank's option and bear interest at 1% above the bank's prime rate.

         In July 1996, the line of credit with Congress was amended and extended until October 1, 1999 with an option by Congress to extend the loan for one year. The line was increased from $6,000,000 to $9,000,000 with interest at 1.25% above the prime rate. If the proposed public offering is consummated no later than December 31, 1996 and the net proceeds are at least $2,500,000, the interest charged will be reduced to 1% above prime. The limit on borrowings was increased to 85% of eligible accounts receivable and 55% of eligible inventory. The loans are subject to certain working capital and net worth requirements and are collateralized by all assets of the Company not previously pledged under other loan agreements. The loan agreement prohibits the payment of dividends by the Company. In September 1993, Congress sold to three individuals, who are officers and directors of the Company, a $250,000 junior participation in the loans made to the Company. The Company had an informal agreement with Congress, whereby Congress agreed to provide

(Continued)                           F-13

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995


NOTE 5 - Loans Payable (Continued):

         the Company an additional $500,000 in borrowing availability which was repaid at $11,250 a week beginning November 1, 1993 until $250,000 of additional borrowings was repaid. Congress can, at its option, repurchase the junior participation if the Company has at least $250,000 in availability under the financing agreement. In May 1996, participations of $35,000 were repurchased. The participants' interest in the obligations, collateral and collections is subordinated to Congress.


NOTE 6 - Long-Term Debt:

         Long-term debt consists of a mortgage payable, collateralized by land, building, accounts receivable and personal property. In June 1992, a group of investors ("investors"), including a director and the spouses of certain officers and directors of the Company, acquired for $650,000, the mortgage on the Company's building with a balance of approximately $962,000 and $500,000 of subordinated debt from a bank. The group entered into a modification of indebtedness agreement which reduced the mortgage to $650,000 and forgave the balance, which, after the write off of related deferred financing costs, resulted in a gain of $722,000 in fiscal 1992. In connection with this transaction, the Company also issued five-year warrants to acquire 10,833 shares of common stock at $30.00 a share. In January 1995, the Company reduced the exercise price to $13.00 and extended the expiration date until April 1999. The mortgage is payable in monthly installments of $10,092, including interest at 14% a year, with the remaining balance of approximately $439,000 due in June 1997. Interest on the mortgage was $72,346 and $78,682 for the years ended June 30, 1996 and 1995, respectively, approximately 38% of which was paid to a director and the spouses of the officers and directors of the Company.

         In September 1996, investors extended the mortgage until July 1, 2002, with interest at 12% a year or 3% above the prime rate, whichever is greater. The remaining balance of approximately $283,000 will be due on July 1, 2002.

         Based upon the new terms of the non-current portion of the mortgage is due as follows:

             Year ending June 30,
             --------------------
                    1998              $ 27,000
                    1999                27,000
                    2000                30,000
                    2001                34,000
                    2002                38,000
                    2003               283,000
                                      --------
                       Total          $439,000
                                      ========

(Continued)                           F-14

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995



NOTE 7 - Shareholders' Equity:

         Common Stock:

         In April 1991, the Company sold, pursuant to a rights offering, 48,007 shares of common stock. In this connection, the underwriter was sold a warrant to purchase 4,078 shares of common stock at $53.30 per share, which was exercisable until February 28, 1996. The Company also had borrowed $200,000 with interest at 17% per annum during February 1991 from five unrelated parties. These loans were repaid out of the proceeds of the rights offering, including interest. In connection with these loans, the Company issued warrants to purchase 833 shares of common stock, exercisable at $30.00 per share until May 13, 1996. In January 1995, the Company reduced the exercise price of the above warrants to $13.00 and extended their expiration dates until April 1999.

         On April 19, 1994, the Company sold in a public offering 200,000 units at $20.00 per unit. Each unit consists of one share of the Company's common stock and one Class A warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $24.00 a share from April 12, 1995 through April 12, 1999. In January 1995, the Company reduced the exercise price to $13.00 a share. These warrants are redeemable by the Company commencing April 12, 1995 at $1.00 a warrant, provided that the high bid price of its stock is at least $19.50 for the required number of days prior to the Notice of Redemption. The Company also granted to the underwriter an option to purchase, at the same price, 30,000 units to cover over-allotments. This option was exercised in May 1994. In addition, the Company sold to the underwriter for $10 an option, exercisable from April 12, 1995 to April 12, 1999, to purchase 23,000 additional units at $29.00 a unit and entered into a two year consulting agreement with the underwriter at a total cost of $72,000. Subsequent to the public offering, two officers of the underwriter became directors of the Company until their resignations on July 10, 1995.

         On July 10, 1995, the Company issued 10,000 shares of common stock to the underwriter of its 1994 public stock offering in exchange for the cancellation of all of its rights under the Underwriting Agreement. The $78,000 cost thereof, based on the market value of the shares issued and legal expenses incurred, is separately reflected on the consolidated statement of operations for the year ended June 30, 1996.






(Continued)                           F-15

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995



NOTE 7 - Shareholders' Equity (Continued):

         Private Placements:

         On June 28, 1996, the Company issued, in a private placement, 10 1/2 units at $57,000 a unit. Each unit consists of 38,000 shares of the Company's common stock. The net proceeds to the Company were approximately $501,000 after fees to the placement agent and other expenses. The proceeds were used to repay a $500,000 bridge loan, with interest at 10%, made on May 17, 1996. In connection with the bridge loan, the Company issued warrants to purchase 2,500 shares at a $10.00 per share which expire on June 30, 1999. On July 9, 1996, an additional 3 units were sold for net proceeds of $171,000. No fees were paid to the placement agent for these units. The 513,000 shares issued will be registered in the proposed public offering (see Note 13). However, the shares underlying the 3 units cannot be sold until nine months after the effective date of the proposed public offering.

         Convertible Subordinated Debenture:

         During April 1996, the holder of a $250,000 convertible subordinated debenture, issued in February 1996, converted $150,000 of the debenture into 26,374 shares of the Company's common stock. The Company repurchased 21,374 of these shares for $180,000 and retired the stock. The remaining $100,000 balance of the debenture was repurchased for $120,000, including accrued interest. The $20,000 excess has been included with interest expense for the year ended June 30, 1996.

         Other Warrants:

         In January 1994, a corporate officer/director of the Company purchased a warrant from a prior lender. The warrant is for the purchase of 82,645 shares at $6.29 per share. The warrant expires on March 31, 1997.

         On May 13, 1996, warrants to purchase 8,348 shares each were granted to the Company's president and two vice presidents for their gurantees of overadvances by Congress (see Note 5). The warrants are exerciseable until February 23, 2001 at $5.77 per share.

         On July 26, 1995, the Company issued to a consulting firm, which is the employer of a director of the Company, a five year warrant to purchase 12,500 shares of the Company for $12.50 a share.




(Continued)                           F-16

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995


NOTE 7 - Shareholders' Equity (Continued):

         Incentive Stock Option Plans:

         Under the Company's 1983 Incentive Stock Option Plan, options could be granted to June 23, 1993 for a maximum of 5,625 shares of the Company's common stock. At June 30, 1996, options to purchase 865 shares at $26.70 to $30.00 a share are outstanding; no further options may be granted under this plan.

         The Company's 1992 Incentive Stock Option Plan provides for the granting of options for 20,000 shares of the Company's common stock to December 20, 2002. The Company has agreed not to issue any additional options under this plan.

         The Company's 1994 Incentive Stock Option Plan provides for the granting of options for 10,000 shares of the Company's common stock to January 2004. Options for 1,500 shares may be issued under this plan.

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

         Transactions under the above plans are summarized as follows:

                                            Shares      Option Price Per Share
                                            ------      ----------------------

           Outstanding - June 30, 1994      1,178          $26.40 to $ 30.00

           Granted                          8,500          $10.63
           Expired                            (13)
                                           ------

           Outstanding - June 30, 1995
             and 1996                       9,665          $10.63 to $30.00
                                           =======










(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995




NOTE 7 - Shareholders' Equity (Continued):

         1995 Stock Options:

         On January 20, 1995, the Board of Directors granted to the Company's president and two vice-presidents each ten-year nonqualified options to purchase 80,158 shares each at $5.30 per share. The options are exercisable after five years but may become exercisable sooner upon the Company achieving pretax earnings targets. Based on the earnings for the year ended June 30, 1995, options for 120,237 shares are now exercisable.

         Other nonqualified options outstanding at June 30, 1996, under prior years' grants, aggregate 3,108 shares at $16.875 to $30.00 a share.

         The following summarizes shares reserved at June 30, 1996 under options and warrants outstanding:

                                                                   Price Per
                                                    Number           Share
                                                   --------     ---------------
          Stock options:
             Incentive stock option plans             9,665     $10.63 - $30.00
             Nonqualified options                   243,582     $ 5.30 - $30.00
          Warrants:
             Class A                                226,250     $13.00
             Other                                  138,433     $ 5.77 - $13.00



(Continued)                              F-18

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995




NOTE 8 - Commitments and Contingencies:

         Rent:

         The Company is obligated through August 2003 under several noncancellable long-term operating leases covering office, factory and warehouse facilities. Minimum annual rentals under these leases are:

           Year ending June 30:
              1997                                     $  116,000
              1998                                        127,000
              1999                                        137,000
              2000                                        157,000
              2001                                        142,000
           Thereafter                                     332,000
                                                       ----------

                     Total                             $1,011,000
                                                       ==========

         Rent expense, including month-to-month rentals, was $226,000 and $219,000 in the fiscal years ended June 30, 1996 and 1995.

         Employment Agreements:

         The Company had employment agreements, which commenced as of the effective date of the April 1994 public offering, with three of its officers. These agreements provided for combined annual salaries of $247,000. On July 1, 1995, these officers entered into new agreements which provide for the following:

                Officer                          Period          Annual Salary
                -------                          ------          -------------

            President                            5 years            $121,000
            Senior Vice-President *              5 years            $105,000
            Vice-President of Finance
              and Treasurer                      5 years            $ 55,000



(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995




NOTE 8 - Commitments and Contingencies (Continued):

         Employment Agreements (Continued):

          * This officer is entitled to a bonus of 3/4 of 1% of net sales in excess of $20,500,000, after June 30, 1997.

         The above officers are also entitled to annual increases of not less than 10% of the prior year's compensation. In addition, should an unrelated party obtain more than 20% of the Company's then outstanding stock, other than by transactions initiated by the Company in the ordinary course of business, the following will occur:

          (a) Each will be paid a bonus equal to their minimum base salary for the next three years.

          (b) Each will be repaid their junior participation in loans made to the Company (see Note 5).

          (c) All rights (options, warrants, etc.) will become immediately vested and exercisable.

         These officers have waived their right to additional compensation payable resulting from a change in control due to the private placements and the proposed public offering (see Notes 7 and 13).

NOTE 9 - Profit Sharing Plan:

         The Company's qualified profit sharing plan covering all eligible full-time employees provides for discretionary (i.e., no minimum contributions are required) contributions as approved by the Company's Board of Directors. The profit sharing plan includes a 401(k) plan. There were no contributions made for the fiscal years ended June 30, 1996 and 1995.

(Continued)
                                      F-20

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995




NOTE 10 - Industry Segment Information:

         Information for the Company's distribution and manufacturing segments for the years ended June 30, 1996 and 1995 is summarized as follows:


   1996                      Distribution        Manufacturing       Total
   ----                      ------------        -------------    -----------

Net sales                     $9,094,046         $17,888,653      $26,982,699
                              ==========         ===========      ===========

Operating profit              $  133,760         $ 2,124,131      $ 2,257,891
                              ==========         ===========
General corporate expenses                                         (1,411,495)
Interest expense                                                     (836,359)
Income before provision for                                       -----------
   income taxes                                                   $    10,037
                                                                  ===========

Identifiable assets           $5,182,514         $ 7,289,591      $12,472,105
                              ==========         ===========      ===========
Capital expenditures          $   43,704         $    49,570      $    93,274
                              ==========         ===========      ===========
Depreciation and amortiza-
   tion expense               $   58,941         $    75,349      $   134,290
                              ==========         ===========      ===========

   1995
   ----

Net sales                     $9,233,456         $14,791,441      $24,024,897
                              ==========         ===========      ===========

Operating profit              $  156,199         $ 1,666,331      $ 1,822,530
                              ==========         ===========

General corporate expenses                                         (1,160,928)
Interest expense                                                     (583,665)
Loss before provision for                                         -----------
   income taxes                                                   $    77,937
                                                                  ===========

Identifiable assets           $4,291,806         $ 6,424,242      $10,716,048
                              ==========         ===========      ===========
Capital expenditures          $   27,882         $   163,360      $   191,242
                              ==========         ===========      ===========
Depreciation and amortiza-
   tion expense               $   37,462         $   127,071      $   164,533
                              ==========         ===========      ===========

(Continued)
                                      F-21

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995



NOTE 11 - Litigation:

          At June 30, 1996, the Company is a defendant in approximately 280 lawsuits, together with a multitude of other defendants, in actions alleging exposure by approximately 1,300 first party plaintiffs to asbestos and products containing asbestos sold by the Company over unspecified periods of time.

          To June 30, 1996 and since 1981, the Company estimates approximately 900 actions on behalf of approximately 7,500 first party plaintiffs have been instituted against it concerning asbestos related claims and that claims of approximately 6,200 plaintiffs have been terminated. The foregoing numbers assume the consummation of pending settlements. The Company estimates that with the exception of defense costs, a total of approximately $1,400,000 has been agreed to in settlements to date with regard to the terminated actions of which all but $30,000 has been paid by the Company's insurance carriers. To June 30, 1996, the Company has paid less than $35,000 for legal and defense costs to counsel appointed by the insurance companies to defend it. The Company entered into an agreement with its primary insurance companies, wherein its liability is limited to 12% of the cost of the defense liability and 17% of the settlement claim of certain litigation. The agreement, which is subject to policy limitations on each insurance policy, may be terminated at any time upon 90 days notice by any of the parties provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than 12 months from the date the notice is given. In May 1991, the Company reached an agreement with Mount Vernon Fire Insurance Company, one of its primary insurance carriers, with respect to its pending and future asbestos litigation. Mount Vernon agreed to contribute 6.25% to the Company's defense costs and 6.25% to its indemnity costs for so long a period of time as $100,000 in aggregate has not been paid for indemnity costs. This agreement applied only during the period Mount Vernon provided insurance coverage, which is between April 1, 1968 to April 1, 1969. However, because past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs and because, as of this date, management is still unable


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995



NOTE 11 - Litigation (Continued):

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

          The Company is party to one other product liability action arising in the ordinary course of business. After consultation with counsel, the Company considers that its ultimate liability, if any, after available insurance coverage, in this matter, would not have a material adverse effect upon the Company's financial position. However, there can be no assurances that the Company's insurance coverage will adequately cover these cases or whether the Company's insurance will provide coverage for punitive damages should they be awarded.

NOTE 12 - Subsequent Events:

          Reverse Stock Split, Preferred Stock, Stock Option Plans and Stock
          Options:

          On May 13, 1996, the Board of Directors approved the following proposals which were approved by the shareholders at a special meeting on August 12, 1996.

          1. A 1-for-10 reverse stock split of all outstanding shares of the Company. The acompanying financial statements and notes thereto give retroactive effect to this split.

          2. Amendment of the certificate of incorporation to authorize a class of preferred stock consisting of 1,000,000 shares.

          3. Adoption of the 1996 incentive stock option plan for the issuance of 300,000 shares to key employees.

          4. Adoption of the 1996 nonqualified stock option plan for the issuance of 300,000 shares to key employees.


(Continued)                           F-23

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED JUNE 30, 1996 AND 1995



NOTE 13 - Proposed Public Offering:

          The Company has signed a letter of intent with an underwriter for a rights offering and for the sale of units. Each holder of 5 shares of the Company's common stock will be allowed to purchase 4 units. Each unit is comprised of one share of common stock and a Class B warrant to purchase one share of common stock. The warrants are exercisable twelve months after the effective date of the offering or earlier with the underwriters consent and expire three years from the effective date of the offering. These warrants are redeemable by the Company eighteen months after the effective date at $.01 a warrant provided the high bid price of its stock is at least 150% in excess of the exercise price of the warrants for the required number of days prior to the redemption notice. The Company entered into a standby agreement with the underwriter whereby any units not sold pursuant to the exercise of rights will be sold to the underwriter at the same price. In the event the unsubscribed units to be purchased by the underwriter is less than 300,000 units, the underwriter will have the right, but not the obligation, to purchase additional Units that will bring the total up to 300,000 units. The Company also granted to the underwriter, for $7, an option to purchase one unit for each 10 units sold in the offering. The Company will also enter into a one year financial consulting agreement at a cost of 2% of the gross proceeds of the offering. The Company also agreed to pay the underwriter a warrant solicitation fee of 7% of the exercise price of each Class B warrant.