Form 10KSB/A
period 1996-06-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1996-11-08
CIK 31079

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB/A
                               AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended June 30, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________ to ___________

     Commission File No. 0-8027

                         EASTCO INDUSTRIAL SAFETY CORP.
                 (Name of small business issuer in its charter)

    NEW YORK                  5098                       11-1874010
--------------                ----                       -----------
(State or other          (Primary Standard             (I.R.S. Employer
jurisdiction of          Industrial Classification       Identification
incorporation or              Code Number)                  Number)
organization)

       130 West 10th Street, Huntington Station, New York         11746
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


(5) The Company is not dependent upon any one company for a source of supply of raw materials for its manufacturing operations other than DuPont which supplies the Company with Tyvek(R), which is used in various lines of its disposable products. Products utilizing Tyvek(R) accounted for approximately 41% and 35% of consolidated sales for the fiscal years ended
June 30, 1996 and June 30, 1995, respectively. Management believes that its current relationship with DuPont is satisfactory. Loss of DuPont as a supplier of Tyvek (R) would have a material adverse effect on the Company's
Operations.

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

Distribution Operations


(1) The Company, primarily through Eastco, distributes industrial safety products to "end-users" made by the Charkate / Worksafe division as well as by non-affiliated companies. Products distributed include hard hats, protective glasses, ear muffs, ear plugs, respirators, goggles, face shields, rainwear, protective footwear, first-aid kits, monitoring devices, signs and related products. These products are sold to manufacturing companies and service businesses, including public utilities, fisheries, hospitals, pharmaceutical plants, the transportation industry and companies engaged in hazardous materials abatement.

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

(12)  See (12) above under the Company's Manufacturing Operations.

Item 2.  Description of Property

     The following properties are material to the business of the Company:

     The executive offices of the Company are located at 130 West 10th Street, Huntington Station, New York and are owned by the Company (the "Huntington Property"). The Huntington Property is also used for warehousing and distributing and contains approximately 25,000 square feet of warehouse space and 5,000 square feet of office space. At June 30, 1996, the premises were subject to a first real estate mortgage due to 130 West 10th Street Associates, LLC ("Associates"). in the amount of $489,782. The wives of Messrs. Alan Densen and Anthony Towell, executive officers and directors of the Company and Herbert Schneiderman, a director, are members of Associates.

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

Item 6.   Management's Discussion and Analysis

(a)  Not applicable.

Results of Operations

     Fiscal Year 1996 Compared to Fiscal Year 1995

     The Company's net income for fiscal 1996 was approximately $10,000, which included non-recurring expenses of approximately $113,000, comprised primarily of the settlement costs with the Company's former underwriter and costs incurred in connection with the issuance and repurchase of debentures, compared to a net profit of approximately $78,000 for fiscal 1995.

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

     Recent hurricanes have adversely affected production and shipments in Puerto Rico. As a result, preliminary sales information indicates a decline of approximately $500,000 in the first quarter of fiscal 1997 when compared to sales in the first quarter of fiscal 1996 of $6,522,386. However, the Company's production facilities have not been damaged and the Company believes that such adverse effects will be temporary.

Adoption of New Accounting Standards

     Under Financial Accounting Standards Statement No. 123 (FASB 123),

"Accounting for Stock-Based Compensation", companies are required to provide new information about stock options based upon their fair value at the date of grant. This new rule becomes effective for fiscal years beginning after December 15, 1995. FASB 123 provides for an option to disclose the pro-forma effects of stock options on net income and earnings per share or to charge their fair value to earnings when they are granted. The Company intends to adopt the pro-forma disclosure method in its June 30, 1997 consolidated financial statements.

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

      The Company had a line of credit agreement with Congress whereby the Company may borrow up to $6,000,000, with interest payable at 2.25% above a prime rate, plus an unused line fee of .25% per year. Borrowings under this agreement were limited to 50% of the eligible inventory up to a maximum of $2,875,000 and 80% of eligible accounts receivable. In July, 1996, the line of credit was amended and extended until October 1, 1999 with an option by Congress to extend the loan for an additional year. The line was increased to $9,000,000 with an interest rate at 1.25% above the prime rate which will be reduced to prime plus 1% subject to the consummation of the Company's proposed public offering by December 31, 1996 and the net proceeds of this offering being at least $2,500,000. The limits on borrowings were increased to 85% of eligible accounts receivable and 55% of eligible inventory. The amounts outstanding at June 30, 1996 and June 30, 1995 were $5,558,000 and $4,829,000, respectively. The Company had $76,000 available for borrowing at June 30, 1996. The loan is subject to certain working capital and net worth requirements and is collateralized by all of the assets of the Company not previously pledged under other loan agreements. The loan agreement prohibits the payment of cash dividends by the Company.

     In September 1993, the Company received an overadvance of $500,000 from Congress. In connection therewith, Messrs. A. Densen, L.Densen, and A. Towell obtained a Junior Participation from Congress by advancing $250,000 of their funds to Congress. $250,000 of this overadvance has been repaid to Congress. The balance of $215,000, after repayment of $35,000 to L. Densen, will be repaid by Congress, at its option, to Messrs. A.Densen, and
A. Towell subject to the availability of funds.

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

Name                 Age      Position
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

                          Summary Compensation Table

          Annual Compensation                Long term compensation
          ------------------                 ----------------------
                                      Awards                  Payouts
                                 ---------------          --------------
                              Other               Securities           All
Name and                      annual   Restricted  underlying  LTIP    other
principal         Salary  Bonus  compen-   stock    options /  payouts compen-
position   Year   ($)      ($) sation($) award(s)($) SARs(#)(5)  ($)   sation($)
--------  ----   -----    ---- ------    --------   --------    ------  --------
Alan E.   1996    119,731 -0-  35,672(3)  -0-      8,348(4)    -0-     -0-
Densen,   1995    110,000 -0-  35,672(3)  -0-     82,158(2)    -0-     -0-
CEO       1994(1) 119,225 -0-  30,078(3)  -0-         -0-      -0-     -0-


Lawrence  1996    103,848 -0-   4,200     -0-       8,348(4)   -0-     -0-
Densen,   1995     87,000 -0-   4,200     -0-      82,158(2)   -0-     -0-
Senior VP 1994     84,806 -0-   4,200     -0-         -0-      -0-     -0-

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
Densen,
Senior V.P.

(1)  See note (4) above in the Summary Compensation Table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                               Number
                                           of securities            Value
                                            underlying         unexercised in-
                                            unexercised      the-money options
            Shares                      SARs at FY-end (#)   SARs at FY-end($)
          acquired on       Value        exercisable /         exercisable /
Name      exercise (#)    realized ($)   unexercisable(2)     unexercisable
-----     --------------  -----------    -------------      ----------------
Alan E.       0               0          50,427/40,079     $117,685/$100,638
Densen,
CEO (1)

Lawrence      0               0          51,108/40,079     $117,685/$100,638
Densen,
Senior V.P.

(1) See footnotes (2) and (4) above in the Summary Compensation Table. Does not include warrants to acquire 1,667 shares described in Note (1) under Principal Shareholders or options held by Lawrence Densen.

(2) Each person's options include only options directly held by such person.

Employment Agreements and Change in Control Features

As of July 1, 1995, Alan E. Densen entered into a new employment agreement which provides for him to serve as the Company's President for a term of five years and Lawrence Densen also entered into a new employment agreement to serve as Senior Vice-President for a term of five years. Anthony P. Towell has a similar contract. At the end of each fiscal year during the term of the agreement, the agreements are automatically extended for one additional year to be added at the end of the then current term of the agreements, unless the Board of Directors determines not to extend the agreements. Each may also terminate their agreements upon thirty days written notice. The base annual salaries for Alan E. Densen and Lawrence Densen were $119,731 and $103,848, respectively, for fiscal 1996 which is to be increased at the beginning of each fiscal uear commencing July 1, 1996, at the discretion of the Board of Directors but not less than 10% of the minimum compensation paid to the employees in the prior fiscal year. For fiscal 1997, their base fiscal salaries are $133,100 and $115,500, respectively. Each is entitled to receive an annual bonus equal to 3 1/3% of the Company's earnings before interest and taxes for the fiscal year ended June 30, 1996 and each fiscal year thereafter during the term of the agreement, and Lawrence Densen is entitled to .75% of the Company's revenues in excess of $20.5 million. Bonuses are to be paid within 30 days after the completion of the Company's audited financial statements for each fiscal year and is to be paid in cash or registered shares of common stock of the Company. In addition, each, in accordance with Company policy, is entitled to receive reimbursement of ordinary and necessary business expenses, a monthly automobile allowance of $700 and disability, medical and hospitalization insurance.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) The following are known by the Company, as of the date hereof, to be the beneficial owners of more than five percent of Common Stock (All per share amounts have been adjusted to reflect the 1-for-10 Reverse Split):


               Name and Address         Amount and Nature    Percent
Title of Class of Beneficial Owner      of Beneficial Owner  of Class
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

(b) The following table sets forth as of August 12, 1996, the number of shares of Common Stock owned by each of the present directors of the Company, together with certain information with respect to each:

                          Amount and Nature         Percent
Name and Address          of Beneficial Owner       of Class
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
130 West 10th Street          shares direct
Huntington Station, NY        and beneficial

All executive officers
     and directors
     as a group
    (6 persons)               258,576                 23.0%
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

Exhibit       Description of Exhibit
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

                                   EASTCO INDUSTRIAL SAFETY CORP.


                                   By: /s/ Alan E. Densen      Date: 11/8/96
                                      --------------------
                                        ALAN E. DENSEN
                                   President and Chief Executive Officer


                                   By: /s/ Anthony P. Towell   Date: 11/8/96
                                       ---------------------
                                        ANTHONY P. TOWELL
                                   Vice President of Finance, Treasurer and
                                   Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By: /s/ Alan E. Densen     Date: 11/8/96
                                       ------------------
                                        ALAN E. DENSEN
                                        Director


                                   By: /s/ Lawrence Densen    Date: 11/8/96
                                       -------------------
                                        LAWRENCE DENSEN
                                        Director


                                   By: /s/ Herbert Schneiderman Date:11/8/96
                                       ------------------------
                                        HERBERT SCHNEIDERMAN
                                        Director

                                   By: /s/ Martin Fleisher    Date: 11/8/96
                                       -------------------
                                        MARTIN FLEISHER
                                        Director

                                   By: /s/ Anthony P. Towell  Date: 11/8/96
                                       ---------------------
                                        ANTHONY P. TOWELL
                                        Director

                                   By: /s/ James A. Favia     Date: 11/8/96
                                       ------------------
                                        JAMES A. FAVIA
                                        Director

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

                                            /s/ CORNICK, GARBER & SANDLER, LLP
                                            ----------------------------------
                                            CERTIFIED PUBLIC ACCOUNTANTS

Uniondale, New York
September 11, 1996

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1996


                                     ASSETS

Current assets:
   Cash and cash equivalents (Note 1)                         $   646,030
   Accounts receivable, net of allowance for
      doubtful accounts of $155,000
      (Notes 5 and 6)                                           4,669,070
   Inventories (Notes 1, 2 and 5)                               5,230,237
   Other                                                          441,763
                                                              -----------

                  Total current assets                         10,987,100

Property, plant and equipment, net
   (Notes 1, 3, 5 and 6)                                        1,278,095
Other assets                                                      206,910
                                                              -----------

                  T O T A L                                   $12,472,105
                                                              ===========

                                   LIABILITIES

Current liabilities:
   Loans payable (Note 5)                                     $ 5,853,075
   Current maturities of long-term debt (Note 6)                   56,044
   Accounts payable                                             3,234,127
   Accrued expenses                                               291,341
                                                              -----------

                  Total current liabilities                     9,434,587

Long-term debt, less current maturities (Note 6)                  433,738
                                                              -----------

                  Total liabilities                             9,868,325
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


NOTE 6 - Long-Term Debt:

         Long-term debt consists of a mortgage payable, collateralized by land, building, accounts receivable and personal property. In June 1992, a group of investors ("investors"), including a director and the spouses of certain officers and directors of the Company, acquired for $650,000, the mortgage on the Company's building with a balance of approximately $962,000 and $500,000 of subordinated debt from a bank. The group entered into a modification of indebtedness agreement which reduced the mortgage to $650,000 and forgave the balance, which, after the write off of related deferred financing costs, resulted in a gain of $722,000 in fiscal 1992. In connection with this transaction, the Company also issued five-year warrants to acquire 10,833 shares of common stock at $30.00 a share. In January 1995, the Company reduced the exercise price to $13.00 and extended the expiration date until April 1999. The mortgage is payable in monthly installments of $10,092, including interest at 14% a year, with the remaining balance of approximately $434,000 due in July 1997. Interest on the mortgage was $72,346 and $78,682 for the years ended June 30, 1996 and 1995, respectively, approximately 38% of which was paid to a director and the spouses of the officers and directors of the Company.

         In September 1996, investors extended the mortgage until July 1, 2002, with interest at 12% a year or 3% above the prime rate, whichever is greater. The remaining balance of approximately $283,000 will be due on July 1, 2002.

         Based upon the new terms of the non-current portion of the mortgage is due as follows:

             Year ending June 30,
             --------------------
                    1998              $ 22,000
                    1999                27,000
                    2000                30,000
                    2001                34,000
                    2002                38,000
                    2003               283,000
                                      --------
                       Total          $434,000
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