Form 10QSB
period 1996-09-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1996-11-14
CIK 31079

                    SECURITIES & EXCHANGE COMMISSION

                          WASHINGTON, DC, 20459

                               FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                           ------------------

                        COMMISSION FILE # 0-8027
                                          ------


                     EASTCO INDUSTRIAL SAFETY CORP.
                  -------------------------------------
         (Exact name of registrant as specified in its charter)


                NEW YORK                                   11-1874010
            -----------------                            --------------
     (State or other jurisdiction of                     (IRS Employer)
     incorporation or organization)


           130 West 10th Street, Huntington Station, NY  11746
           ---------------------------------------------------
          (Address of principal executive offices and zip code)

                             (516) 427-1802
                            ---------------
                       (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                         YES___X_____  NO_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                      Outstanding at September 30, 1996
      -----------------------           ---------------------------------
      Common Stock, par value                879,488
      $.12 per share

                     PART I - FINANCIAL INFORMATION

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                 ----------------------------------------


                                              September 30,    June 30,
                                                  1996           1996
                                               -------------   -----------
          ASSETS                                (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                     $  196,271    $  646,030
     Accounts receivable - (less allowance
       for doubtful accounts of $140,000 at
       September 30, 1996 and $155,000 at
       June 30, 1996)                               4,193,908     4,669,070
     Inventories - (notes 2)                        5,882,378     5,230,237
     Other                                            636,761       441,763
                                                   ----------    ----------
          TOTAL CURRENT ASSETS                     10,909,318    10,987,100
                                                   ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, at cost -            2,672,150     2,625,703

     Less accumulated depreciation and
     amortization                                   1,375,823     1,347,608
                                                    ---------     ---------
                                                    1,296,327     1,278,095

OTHER ASSETS                                          227,387       206,910
                                                   ----------    ----------
          TOTAL ASSETS                            $12,433,032   $12,472,105
                                                  ===========   ===========

See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
            -------------------------------------------------
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  -------------------------------------

                                                September 30,      June 30,
                                                   1996             1996
                                                 ------------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY            (UNAUDITED)

CURRENT LIABILITIES:
     Loan Payable                                $  5,745,858    $5,853,075
     Current maturities of long-term debt              48,469        56,044
     Accounts payable                               3,344,542     3,234,127
     Accrued expenses                                 251,081       291,341
                                                    ---------     ---------
          TOTAL CURRENT LIABILITIES                 9,389,950     9,434,587
                                                    ---------     ---------

LONG-TERM DEBT, less current maturities               428,024       433,738
                                                     --------       -------
SHAREHOLDERS' EQUITY
     Common stock, $.12 par value;
         authorized - 20,000,000 shares,
         issued 879,488 shares in September 1996
         and 765,488 shares in June 1996              105,539        91,859
     Additional paid-in capital                     6,899,796     6,742,476
     Retained deficit                              (4,390,277)   (4,230,555)
                                                    ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY                2,615,058     2,603,780
                                                    ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $12,433,032   $12,472,105
                                                  ===========   ===========


See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
       -----------------------------------------------------------

                                           Three Months Ended September 30,
                                           --------------------------------
                                                     1996           1995
                                                   --------        -------
Net Sales                                         $6,055,707     $6,522,386

Cost of Sales                                      5,031,730      5,271,764
                                                   ---------      ---------
Gross Profit                                       1,023,977      1,250,622
                                                   ---------      ---------
Selling, general & administrative expenses         1,020,275      1,085,855

Interest expense (NET)                               181,643        194,416

Other income (NET)                                   (18,219)       (12,891)

Settlement with former underwriter                       -           78,000
                                                     --------       -------
Net loss                                             (159,722)      (94,758)

Opening (deficit)                                  (4,230,555)   (4,240,592)
                                                   -----------    ----------
Closing (deficit)                                 $(4,390,277)  $(4,335,350)
                                                  ------------    ----------
Loss per common share                             $      (.18)  $      (.27)
                                                  ============   ===========
Weighted average number of
  common shares outstanding                            868,336      356,676
                                                  ============    ==========


See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             ----------------------------------------------

                                              Three Months Ended September 30,
                                              -------------------------------
                                                       1996         1995
                                                     ---------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                       $(159,722)   $(94,758)
                                                      ---------    --------
     Adjustment to reconcile results of operations
             to net cash effect of operating
             activities:
             Depreciation and amortization               28,215      36,380
             Settlement with former underwriter             -        78,000
     Net changes in assets and liabilities:
        Decrease/(Increase) in accounts receivable      475,162    (607,637)
        (Increase) in inventories                      (652,141)   (644,554)
        (Increase) in other current assets             (194,998)     (2,334)
        (Increase) in other assets                      (20,477)     (4,600)
        Increase in accounts payable                    110,415     220,723
        (Decrease) in accrued expenses                  (40,260)    (37,117)
        (Decrease)/Increase in current maturities
           of long-term debt                             (7,575)      1,726
                                                       --------      -------

           Total Adjustments                           (301,659)   (959,413)
                                                        --------    -------
           Net cash (used for) operating activities    (461,381) (1,054,171)
                                                       ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (46,447)     (5,650)
                                                        ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                      -       48,750
     Repayments of long-term debt                        (5,714)    (13,289)
     Borrowings under line of credit agreement        6,897,224   6,948,132
     Repayments under line of credit agreement       (7,004,441) (6,317,740)
     Net proceeds from private placement
     of common stock                                    171,000        -
                                                       ---------   ---------
     Net cash provided from financing activities         58,069     665,853
                                                       ---------   ---------

NET (DECREASE) IN CASH                                 (449,759)   (393,968)
                                                        --------   ---------
CASH, beginning of period                               646,030     521,210
                                                        --------   ---------
CASH, end of period                                  $  196,271   $ 127,242
                                                     ===========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                    $  181,643   $ 194,416
                                                     ----------   ---------
         Income taxes                                $      296   $   7,508
                                                     ==========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
   ACTIVITIES:
   Issuance of common stock in connection with
      settlement with former underwriter                          $  78,000
                                                                  ---------


See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             ------------------------------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------


1.   Company's Opinion on Unaudited Financial Statements
     ---------------------------------------------------
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the condensed consolidated balance sheets as of September 30, 1996 and June 30, 1996 (audited) and the related statements of operations and deficit for each of the three months in the periods ended September 30, 1996 and 1995.

The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results for the entire year.

2.   Inventories
     -----------
     Inventories consist of the following:
                                                September 30,      June 30,
                                                     1996            1996
                                                  ---------       ---------
        Raw materials                           $ 1,651,664     $ 1,701,676
        Work-in-process                             516,441         514,555
        Finished goods                            3,714,273       3,014,006
                                                  ---------      ----------
        Total                                   $ 5,882,378     $ 5,230,237
                                                  ---------      ----------

3.   Litigation
     ----------
The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by the Company. Refer to Part II, Other Information, Item I "Legal Proceedings" in this form 10-QSB and Note 11 to the June 30, 1996 Audited Consolidated Financial Statements regarding the asbestos litigation.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          ----------------------------------------------------
       FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS
       ----------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
The Company had working capital as of September 30, 1996 of approximately $1,519,000 as compared to approximately $1,553,000 as of June 30, 1996. A substantial portion of the Company's working capital consists of inventory, which was approximately $5,882,000 and $5,230,000 as of September 30, 1996 and June 30, 1996, respectively. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice. The Company believes that its current working capital position will be sufficient to satisfy its needs for the current fiscal year. The Company's working capital position will be enhanced with the proceeds from its public offering in November 1996.

In July 1996, the line of credit with Congress Financial Corporation was amended and extended until October 1, 1999, with an option by Congress to extend the loan for an additional year. The line was increased to $9,000,000 with an interest rate of 1.25% above the prime rate which will be reduced to 1% above the prime rate subject to the consummation of the public offering by December 31, 1996 and the net proceeds of the offering being at least $2,500,000. In addition, this amended line of credit allows for increased limits on borrowings on eligible accounts receivable and eligible inventory. The amounts outstanding under this agreement at September 30 and June 30, 1996 were $5,746,000 and $5,558,000 respectively. The Company has $83,000 available for borrowing at September 30, 1996, after adjusting for its liability for outstanding checks.

Net cash used for operating activities was principally a result of an increase in inventory and other current assets which was partially offset by a decrease in accounts receivable and an increase in accounts payable. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows provided by financing activities was principally from a private placement of the Company's common stock.

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


Results of Operations
---------------------
Net sales for the three months ended September 30, 1996 were $6,056,000 as compared to $6,522,000 for the three months ended September 30, 1995, a decrease of $466,000 or 7.1%. Sales in the manufacturing segment decreased 1.8% to $4,008,000 from $4,080,000 for the same quarter last year, while sales in the distributing segment decreased 16.3% to $2,048,000 compared to the comparable quarter last year. The decrease in sales overall (and for both segments individually) was due to hurricanes in Puerto Rico that affected both production and shipments and, therefore, sales for the quarter. The production facilities have not been damaged. Based on sales to date for the second quarter, these effects proved to be temporary.

The Company's gross profit margin decreased to 16.9% of sales for the first quarter of fiscal 1997 as compared to 19.2% for the first quarter of fiscal 1996. The decrease in the gross profit margin is a result of the loss of production in Puerto Rico where goods are produced that result in higher gross profits. In addition, the production efficiencies in Puerto Rico were lower for this quarter because of the weather related down-time.

Selling, general and administrative expenses for the quarter ended September 30, 1996 were approximately $1,020,000 or 16.8% of sales compared to approximately $1,086,000 or 16.6% for the same period last year. The increase in selling, general and administrative expenses as a percentage of sales was due to the decrease in sales volume experienced in the quarter and an expenditure of approximately $30,000 to find alternative sources of long-term production in Mexico. The Company continues its efforts to reduce costs.

Interest expense was approximately $182,000 for the first quarter of fiscal 1996, a decrease of approximately $13,000 when compared to the same quarter of fiscal 1996, and was principally due to the decrease in rates charged by Congress Financial Corporation.

The loss per share was $.18 for the quarter ended September 30, 1996, against a loss of $.27 per share in the September 30, 1995 quarter, as restated to reflect a 1 for 10 reverse stock split. The increase in shares outstanding was mainly due to shares issued in connection with a private placement that occurred in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997.

Risks
-----
From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to competition, management, losses, availability of capital, asbestos litigation for substantial inventories and Tyvek(R), the absence of dividends, and tax incentives. There can be no assurances that asbestos litigation will not have an adverse effect upon the Company in the future. There can be no assurances that the Rights and Standby Offering that the Company filed will be successfully consummated. The market price of the Company's Common Stock may be volatile at times in response to fluctuations in the Company's quarterly operating results, changes in analyst earnings estimates, market conditions, as well as general conditions and other factors general to the Company.

                                PART  II


                            OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS
           -----------------
           NOT APPLICABLE

Item 2.    CHANGES IN SECURITIES
           ---------------------
           On August 12, 1996 a one-for-ten reverse split of the Company's common stock became effective.

           As a result of the reverse split of the Company's common stock, the Class A Warrants became exercisable at the rate of ten warrants for one share at the rate of $13.00 per share. These warrants expire April 11, 1999.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
           NONE

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
           On August 12, 1996 a special meeting of the shareholders of the Company took place at which time the shareholders approved the following items by the votes as indicated:

           No. 1: Authorization of amendment to certificate of incorporation to effect a one-for-ten reverse stock split. (See Exhibit 3.01.1)

           FOR 7,831,310   AGAINST 521,458   ABSTAIN  12,102   NOT VOTED    -

           No. 2: Authorization of amendment to certificate of incorporation to authorize preferred stock. (This authorized 1,000,000 shares of $.01 preferred stock. See Exhibit 3.01.1)

           FOR  5,466,731  AGAINST 386,584  ABSTAIN 173,570  NOT VOTED 2,337,985

           No. 3: Proposal to approve the adoption of the 1996 Incentive Stock Option Plan in the form attached to the Proxy Statement. (See Exhibit 99.01)

           FOR 5,463,911   AGAINST 424,404  ABSTAIN 171,515  NOT VOTED 2,305,000

           No. 4: Proposal to approve the adoption of the 1996 Non-Qualified Stock Option Plan in the form attached to the Proxy Statement. (See Exhibit 99.02)

           FOR 5,463,222   AGAINST  542,613  ABSTAIN  53,995 NOT VOTED 2,305,040

Item 5.    OTHER INFORMATION
           -----------------

           On October 10, 1996 the Company's Registration Statement on Form SB-2 (333-09517) became effective. Pursuant thereto the Company granted to all of its holders of outstanding stock of record on the close of business on September 24, 1996 in those states where qualified, the non-transferable right to subscribe for Units until 5:00 p.m. on November 8, 1996 (the "termination date") on the basis of 4 Units for every 5 shares of Common Stock owned on the record date. Each Unit consists of 1 share of Common Stock and 1 Class B Redeemable Common Stock Purchase Warrant. The offering was for 703,591 Units at $5.00 per Unit or a total of $3,517,955. Upon the Termination Date of the Rights Offering a total of 11,517 Units representing $57,585 had been subscribed for. Pursuant to the Standby Offering described in the Registration Statement, Royce Investment Group, Inc. is to acquire 692,074 Units at $5.00 per Unit at the closing which is scheduled for November 15, 1996.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------
           (a) The following exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 (333-09517) effective October 10, 1996:

                3.01.1  Certificate of Amendment to Certificate of Incorporation

                99.01   1996 Incentive Stock Option Plan.

                99.02   1996 Non-Qualified Stock Option Plan.

            (b) On August 12, 1996, a Form 8-K was filed under item 5 Other
                Events with respect to the following:

                1) Approval of the 1-for-10 reverse split.

                2) Authorization for the issuance of 1,000,000 shares of
                   preferred stock par value $.01 per share. No shares have been issued thereunder to date.

                3) Approval of a 1996 Incentive Stock Option Plan for the
                   grant of up to 300,000 shares (post-reverse split) which terminates May 13, 2006.

                4) Approval of a 1996 Non-Qualified Stock Option Plan for the
                   grant of up to 300,000 shares (post-reverse split) which terminates May 12, 2006.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 1996

                                        EASTCO INDUSTRIAL SAFETY CORP.


                                       By: /s/ ANTHONY P. TOWELL
                                          ________________________
                                             ANTHONY P. TOWELL
                                             Chief Financial Officer,
                                             Vice President of Finance, and
                                             Treasurer