Form 10QSB
period 1996-12-31
EASTCO INDUSTRIAL SAFETY CORP
filed 1997-02-14
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                         WASHINGTON, D.C., 20459

                               FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                           -----------------
                        COMMISSION FILE # 0-8027
                                         -------


                     EASTCO INDUSTRIAL SAFETY CORP.
           ------------------------------------------------
         (Exact name of registrant as specified in its charter)


                NEW YORK                         11-1874010
              ------------                     ---------------
     (State or other jurisdiction of          (I.R.S.Employer)
     incorporation or organization)


          130 West 10th Street, Huntington Station, N.Y.  11746
          -----------------------------------------------------
          (Address of principal executive offices and zip code)

                             (516) 427-1802
                            -----------------
                       (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO
    -------      --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



          Class                         Outstanding at December 31, 1996
          -----                         --------------------------------
          Common Stock, par value                 1,583,079
          $.12 per share

                     PART I - FINANCIAL INFORMATION


             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             ------------------------------------------------
                       CONSOLIDATED BALANCE SHEETS
                      ----------------------------


                                                December 31,        June 30,
                                                    1996              1996
                                                 ----------         --------
          ASSETS
          ------
CURRENT ASSETS:
     Cash and cash equivalents                  $     41,113     $   646,030
     Accounts receivable - (less allowance
       for doubtful accounts of $136,000 at
       December 31, 1996 and $155,000 at
       June 30, 1996)                              4,615,777       4,669,070

     Inventories - (note 2)                        5,925,474       5,230,237

     Other                                           812,986         441,763
                                                     -------         -------
          TOTAL CURRENT ASSETS                    11,395,350      10,987,100
                                                  ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, at cost -           2,700,738       2,625,703

     Less accumulated depreciation and
     amortization                                  1,404,488       1,347,608
                                                   ---------       ---------
                                                   1,296,250       1,278,095

OTHER ASSETS                                          85,513         206,910
                                                     -------        --------
          TOTAL ASSETS                           $12,777,113     $12,472,105
                                                 ===========     ===========

See accompanying notes.

          EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
         -------------------------------------------------
                       CONSOLIDATED BALANCE SHEETS
                     -------------------------------


                                                 December 31,      June 30,
                                                      1996            1996
                                                  -----------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Loans Payable                                 $4,211,016    $5,853,075
     Current maturities of long-term debt              38,615        56,044
     Accounts payable                               2,669,787     3,234,127
     Accrued expenses                                 256,672       291,341
                                                     --------       -------

          TOTAL CURRENT LIABILITIES                 7,176,090     9,434,587


LONG-TERM DEBT, less current maturities               424,120       433,738
                                                     --------     ---------
SHAREHOLDERS' EQUITY
     Common stock, $.12 par value;
         authorized - 20,000,000 shares,
         issued 1,583,079 shares in December 1996
         and 765,488 shares in June 1996              189,970        91,859
     Additional paid-in capital                     9,408,879     6,742,476
     Retained (deficit)                            (4,421,946)   (4,230,555)
                                                    ----------    ----------

          TOTAL SHAREHOLDERS' EQUITY                5,176,903     2,603,780
                                                    ---------     ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $12,777,113   $12,472,105
                                                  ===========   ===========

See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
            ------------------------------------------------
           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
           -------------------------------------------------


                                             Three Months Ended December 31,
                                                        1996        1995
                                                      --------     -------

Net Sales                                          $  6,793,438   $6,250,761

Cost of Sales                                         5,480,935    4,862,058
                                                     ----------    ---------

Gross Profit                                          1,312,503    1,388,703
                                                    -----------    ---------

Selling, general & administrative expenses            1,196,282    1,156,733

Interest expense (NET)                                  166,239      192,351

Other income (NET)                                     ( 18,349)     (23,917)
                                                       ---------    ---------

                                                      1,344,172    1,325,167
                                                      ---------    ----------

Net (loss)/income                                       (31,669)      63,536

Opening (deficit)                                    (4,390,277)  (4,335,350)
                                                     ----------- -----------

Closing (deficit)                                   $(4,421,946) $(4,271,814)
                                                    ============ ============

(Loss)/Income per common share                           $(.03)       $.18
                                                         ======       =====
Weighted average number of
  common shares outstanding                           1,231,284      361,488
                                                      =========      =======


See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
           ---------------------------------------------------
           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
           ---------------------------------------------------


                                               Six Months Ended December 31,
                                                        1996        1995
                                                     -------      --------
Net Sales                                        $ 12,849,145    $12,773,147

Cost of Sales                                      10,512,665     10,133,822
                                                  -----------     ----------

Gross Profit                                        2,336,480      2,639,325
                                                   ----------    -----------

Selling, general & administrative expenses          2,216,557      2,242,615

Interest expense (NET)                                347,882        386,767

Other income (NET)                                     (36,568)      (36,835)

Settlement with former underwriter                        -           78,000
                                                      --------      --------

                                                     2,527,871     2,670,547
                                                     ----------    ---------

Net loss                                              (191,391)      (31,222)

Opening (deficit)                                   (4,230,555)   (4,240,592)
                                                    -----------   -----------

Closing (deficit)                                  $(4,421,946)  $(4,271,814)
                                                   ============  ============

Loss per common share                                    $(.18)       $(.09)
                                                         ======       ======
Weighted average number of
  common shares outstanding                          1,087,208       361,488
                                                    ===========     ========

See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                 --------------------------------------

                                                   Six Months Ended December 31
                                                    ----------------------------
                                                           1996        1995
                                                          ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                        $(191,391)    $(31,222)
                                                        ---------    ---------
     Adjustment to reconcile results of operations
        to net cash effect of operating activities:
             Depreciation and amortization                56,880        74,270
             Settlement with former underwriter                         72,025
     Net changes in assets and liabilities:
        Decrease/(Increase) in accounts receivable        53,293      (411,897)
        (Increase) in inventories                       (695,237)   (1,057,271)
        (Increase)/Decrease in other current assets     (371,223)       36,885
         Decrease/(Increase) in other assets             121,397       (52,499)
        (Decrease)/Increase in accounts payable         (564,340)      141,046
        (Decrease) in accrued expenses                   (34,669)     (108,241)
        (Decrease) in current maturities
           of long-term debt                             (17,429)        -
                                                         --------      -------

           Total Adjustments                          (1,451,328)   (1,305,682)
                                                      ------------   ----------
           Net cash (used for)
               operating activities                   (1,642,719)   (1,336,904)
                                                       ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (75,035)      (36,765)
                                                         --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                    -            48,750
     Repayments of long-term debt                         (9,618)      (23,534)
     Borrowings under line of credit agreement        14,998,229    13,641,824
     Repayments under line of credit agreement       (16,640,288)  (12,777,348)
     Net proceeds of private placement                   154,000            -
     Net proceeds of public offering                   2,610,514
                                                      ----------    ----------
     Net cash provided from financing activities       1,112,837       889,692
                                                      ----------    ----------

NET (DECREASE) IN CASH                                  (604,917)     (483,977)
CASH, beginning of period                                646,030       521,210
                                                        --------       -------
CASH, end of period                                    $  41,113   $    37,233
                                                       ==========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                       $344,594   $   386,767
                                                       =========   ===========

         Income taxes                                   $  2,046   $     4,772
                                                       =========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock in connection with
   settlement with former underwriter                              $    78,000
                                                                   ===========

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
           --------------------------------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------

    1.     Company's Opinion on Unaudited Financial Statements
           ---------------------------------------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of December 31, 1996 and June 30, 1996 (audited) and the related statements of operations and deficit for each of the three month and six month periods ended December 31, 1996 and 1995 and cash flows for the six month periods ending December 31, 1996 and 1995.

The results of operations for the three and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results for the entire year.

2.      Inventories
        -----------
Inventories consist of the following:
                                    December 31,     June 30,
                                        1996           1996
                                     ----------     ---------
        Raw materials                $ 2,233,636  $ 1,701,676
        Work-in-process                  599,088      514,555
        Finished goods                 3,092,750    3,014,006
                                     -----------  -----------
        Total                        $ 5,925,474  $ 5,230,237
                                     ===========  ===========

3.      Litigation
        ----------
The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products previously sold by the Company. Refer to Part II, Other Information, Item I "Legal Proceedings"" in this form 10-QSB, as well as the Company's Form 10-QSB of September 30, 1996 and its Form 10-KSB for June 30, 1996 regarding the asbestos litigation.

4.      Public Offering
        ---------------
On November 14, 1996, the Company consummated with Royce Investment Group its public offering for 703,591 Units at $5.00 per Unit pursuant to which 703,591 Units were issued each of which consisted of one share of common stock and one Class B Warrant.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          ----------------------------------------------------
       FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS
       ----------------------------------------------------------


Liquidity and Capital Resources
-------------------------------
The Company had working capital as of December 31, 1996 of approximately $4,219,000 as compared to approximately $1,553,000 as of June 30, 1996. A substantial portion of the Company's working capital consists of inventory, which was approximately $5,925,000 and $5,230,000 as of December 31, 1996 and June 30, 1996, respectively. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice. The Company believes that its current working capital position will be sufficient to satisfy its needs for the current fiscal year.

Effective November 1, 1996, Congress Financial Corporation reduced the interest rate on the Company's loan to 1.0% above the prime rate due to the successful consummation of the public offering. The net proceeds of this offering were aproximately $2,611,000, which exceeded the $2,500,000 minimum required by the loan agreement to effectuate such a reduction. The amounts outstanding under this agreement at December 31 and June 30, 1996 were $4,211,000 and $5,558,000, respectively. The Company has $1,854,000 available for borrowing at December 31, 1996 after adjusting for its liability for outstanding checks.

Net cash used for operating activities was principally a result of an increase in inventory and other current assets and a decrease in accounts payable, which was partially offset by a decrease in other assets. Cash flows used in investing activities was for the purchase of machinery and equipment. Cash flows provided by financing activities was principally from a private placement and the successful public offering of the Company's common stock, offset by a net payment under the line of credit agreement with Congress.

At the present time, the Company, together with a variety of defendants, is party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products previously sold by the Company. The Company may become a party to additional asbestos-related actions in the future. The Company is also party to other non-asbestos-related litigation. The Company can not, at this time, determine the outcome of this uncertainty. To date, the Company's insurance coverage has been adequate and the Company's costs relative to asbestos litigation against it has not been material.


Results of Operations
---------------------

Net sales for the three months ended December 31, 1996 were $6,793,000 as compared to $6,251,000 for the three months ended December 31, 1995, an increase of $542,000 or 8.7%. Sales in the manufacturing segment increased 20.4% to $4,794,000 from $3,982,000 compared to the comparable quarter last year, while sales in the distribution segment decreased 11.9% to $1,999,000 from $2,269,000 for the same quarter last year.

Net sales for the six months ended December 31, 1996 were $12,849,000, compared with sales for the period ending December 31, 1995 of $12,773,000. In the six months ended December 31, 1996 distribution sales were $4,047,000, a decrease of $663,000 or 14.1% compared to the same period last year, while the manufacturing sales increased 9.2% to $8,802,000 from $8,063,000 for the same period in the prior year. The increase in sales for the manufacturing division is due to the improvement in the Company's inventory position, as well as the continued improvement in overall industry conditions. The lower sales in the distribution division was due in part to stricter customer credit criteria for environmental accounts. In spite of the sales increase in manufacturing, the results were still below budgeted figures due, in part, to weather related production disruptions. During November 1996, the Company, through one of its wholly-owned subsidiaries, has signed an agreement to manufacture industrial coveralls in The Republic of Mexico.
This is anticipated to double production at a lower cost. The training, which began during the second quarter, should lead to full production in the third quarter.

The Company's gross profit margin decreased to 19.3% of sales for the second quarter of fiscal 1997 as compared to 22.2% for the second quarter fiscal 1996, and the gross profit margin for the six months ended December 31, 1996
dropped to 18.2% from 20.7% for the similar period in the prior year.   The
Company's decrease in gross profit is primarily the result of a change in the sales mix and also, in part, an increase in the minimum wage in its manufacturing plant in Puerto Rico.

Selling, general and administrative expenses for the quarter ended December 31, 1996 were approximately $1,196,000 or 17.6% of sales compared to approximately $1,157,000 or 18.5% for the same period last year. These expenses for the six months ended December 31, 1996 were approximately $2,217,000 (or 17.3% of sales) as compared to approximately $2,243,000 (or
17.6% of sales) for the same period in the prior year.   These decreases in
selling, general and administrative expenses as a percentage of sales were due to the increase in sales volume experienced in the quarter, as well as the effect of the Company's continuing cost reductions.

Interest expense was approximately $166,000 for the second quarter of fiscal 1997, a decrease of approximately $26,000 when compared to the same quarter of fiscal 1996. For the six months ended December 31, 1996 the interest expense was approximately $348,000, against approximately $387,000 in the same period in the prior year. These decreases were due to the decrease in rates charged by Congress Financial Corporation and the repayment under our line of credit from funds received from the public offering.

The Company showed a loss of $.03 per share for the quarter ended December

31, 1996 against earnings of $.18 per share in the quarter ended December 31, 1995. For the six months ended December 31, 1996 the Company showed a per share loss of $.18 against $.09 per share loss for the same period in the prior year. In both the quarter and six-month comparisons, the December 31, 1995 figures were restated to reflect a 1 for 10 reverse stock split. The increase in shares outstanding was mainly due to shares issued in connection with a private placement that occurred in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and the public offering in the second quarter of 1997.

The Company has signed a letter of intent to acquire a branded protective glove manufacturer for cash and stock. Subject to final due diligence this purchase should be completed by the fourth quarter.


Risks
-----
From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to competition, management, losses, availability of capital, asbestos litigation, substantial availability of Tyvek(R), the absence of dividends, and tax incentives. There can be no assurances that asbestos litigation will not have an adverse effect upon the Company in the future. The market price of the Company's Common Stock may be volatile at times in response to fluctuations in the Company's quarterly operating results, changes in analyst earnings estimates, market conditions, as well as general conditions and other factors general to the Company.

                               PART  II


                            OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS
        -----------------
        During the quarter ended December 31, 1996, one asbestos action was instituted by service of a summons against the Company and Puerto Rico Safety Equipment Corporation in the Court of Common Pleas of Philadelphia County in the State of Pennsylvania by Joan
        J. Brown, Administratrix of the Estate of Charles J. Brown, deceased, and Joan J. Brown in her own right. A total of approximately 107 defendants were named in this action.

Item 2. CHANGES IN SECURITIES
        ---------------------
        NONE

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
        NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
        On January 22, 1997, the annual meeting of the shareholders of the Company took place at which time the shareholders approved the following items by the votes as indicated:

        No. 1:  ELECTION OF DIRECTORS
        Proposal for the election of directors to serve for the term continuing through the 1998 annual meeting and until the election and qualification of their respective successors.

                                          FOR       AGAINST
                                          ----      -------

           Alan E. Densen              1,071,594     6,643
           Lawrence Densen             1,071,594     6,643
           Anthony P. Towell           1,071,594     6,643


        No. 2: Proposal to ratify the appointment of Cornick, Garber & Sandler, LLP, Certified Public Accountants, as the independent auditors to examine the financial statements of the Company for fiscal year 1997.

        FOR       1,068,562     AGAINST    7,432      ABSTAIN     2,248

Item 5. OTHER INFORMATION
        -----------------

        On November 14, 1996 the Company consummated with Royce
        Investment Group its public offering pursuant to Registration No. 333-09517 for 703,591 Units at $5.00 per Unit pursuant to which 703,591 Units were issued each of which consisted of one share of common stock and one Class B Warrant.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
        NONE

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 14, 1997

                                          EASTCO INDUSTRIAL SAFETY CORP.

                                           By: /s/ ANTHONY P. TOWELL
                                           --------------------------
                                               Anthony P. Towell
                                               Chief Financial Officer,
                                               Vice President of Finance, and
                                               Treasurer