Form 10QSB
period 1997-03-31
EASTCO INDUSTRIAL SAFETY CORP
filed 1997-05-13
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                         WASHINGTON, D.C., 20459

                               FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                             --------------
                        COMMISSION FILE # 0-8027



                     EASTCO INDUSTRIAL SAFETY CORP.
                     ------------------------------
         (Exact name of registrant as specified in its charter)


                NEW YORK                                    11-1874010
                --------                                    ----------
      (State or other jurisdiction of                     (Employer. I.D. #)
      incorporation or organization)


          130 West 10th Street, Huntington Station, N.Y.  11746
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
                      YES  X    NO
                          ---     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                Class                          Outstanding at May 1, 1997
                -----                          ---------------------------
          Common Stock, par value                   1,683,079
          $.12 per share

                     PART I - FINANCIAL INFORMATION

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------


                                                  March 31,         June 30,
                                                    1997              1996
                                                    ----              ----
          ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                   $    51,341     $    646,030
     Accounts receivable - (less allowance
       for doubtful accounts of $146,000 at
       March 31, 1997 and $155,000 at
       June 30, 1996)                              5,166,589        4,669,070
     Inventories - (note 2)                        6,163,734        5,230,237
     Other                                           751,626          441,763
                                                    --------        ---------
          TOTAL CURRENT ASSETS                    12,133,290       10,987,100
                                                  ----------       ----------

PROPERTY, PLANT AND EQUIPMENT, at cost -           2,691,135        2,625,703

     Less accumulated depreciation and
     amortization                                  1,304,686        1,347,608
                                                   ---------        ---------
                                                   1,386,449        1,278,095

OTHER ASSETS                                          76,960          206,910
                                                    --------         --------

          TOTAL ASSETS                           $13,596,699      $12,472,105
                                                 ===========      ===========

See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------


                                                    March 31,      June 30,
                                                      1997           1996
                                                      ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Loans Payable                                $4,846,758      $5,853,075
     Current maturities of long-term debt             32,415          56,044
     Accounts payable                              2,731,882       3,234,127
     Accrued expenses                                273,370         291,341

            TOTAL CURRENT LIABILITIES              7,884,425       9,434,587
                                                   ---------       ---------


LONG-TERM DEBT, less current maturities              416,073         433,738
                                                    --------        --------
SHAREHOLDERS' EQUITY (DEFICIENCY)
     Common stock, $.12 par value;
         authorized - 20,000,000 shares,
         issued 1,583,079 shares
         in March 1997 and 765,488 shares
         in June 1996                                189,970          91,859
     Additional paid-in capital                    9,407,208       6,742,476
     Retained deficit                             (4,300,977)     (4,230,555)
                                                  ----------      -----------

          TOTAL SHAREHOLDERS' EQUITY               5,296,201       2,603,780
                                                  ----------       ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $13,596,699     $12,472,105
                                                  ==========      ==========




See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
            CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
            -------------------------------------------------



                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1997                1996
                                                  ----                ----

Net Sales                                       $7,623,275          $6,966,572

Cost of Sales                                    6,132,861           5,491,100
                                                 ---------           ---------
Gross Profit                                     1,490,414           1,475,472
                                                 ---------           ---------
Selling, general & administrative expenses       1,204,501           1,188,754

Interest expense (NET)                             154,879             212,729

Other expense (income) (NET)                        10,065            ( 15,987)
                                                    ------            ---------
                                                 1,369,445           1,385,496
                                                 ---------           ---------
Net income                                         120,969              89,976

Opening (deficit)                               (4,421,946)         (4,271,814)
                                                 ---------           ---------

Closing (deficit)                              $(4,300,977)        $(4,181,838)
                                                ===========        ============
Income per common share                        $       .08         $       .25
                                               ============        ===========
Weighted average number of
  common shares outstanding                      1,583,079             361,488
                                                 =========             =======



See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
            CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
            -------------------------------------------------


                                                 Nine Months Ended March 31,
                                                 ---------------------------
                                                     1997            1996
                                                     ----            ----
Net Sales                                          $20,472,420    $19,739,719

Cost of Sales                                       16,645,526     15,624,922
                                                    ----------     ----------
Gross Profit                                         3,826,894      4,114,797
                                                    ----------     ----------
Selling, general & administrative expenses           3,421,068      3,431,369

Interest expense (NET)                                 502,761        599,496

Other income (NET)                                     (26,513)       (52,822)

Settlement with  underwriter                               -           78,000
                                                         -----         ------
                                                     3,897,316      4,056,043
                                                     ---------      ---------
Net (loss) / income                                    (70,422)        58,754

Opening (deficit)                                   (4,230,555)    (4,240,592)
                                                     ---------      ---------
Closing (deficit)                                  $(4,300,977)   $(4,181,838)
                                                    ----------     ----------
(Loss) / income per common share                   $      (.06)   $       .16
                                                    ==========     ==========
Weighted average number of
  common shares outstanding                          1,219,884        357,564
                                                     =========        =======



See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                  ------------------------------------

                                                   Nine Months Ended March 31,
                                                   ---------------------------
                                                       1997            1996
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) / Income                              $ (70,422)    $ 58,754
                                                         ------       ------
     Adjustment to reconcile results of operations
        to net cash effect of operating activities:
             Depreciation and amortization               90,438      112,910
             Settlement with underwriter                    -         72,025

     Net changes in assets and liabilities:
        (Increase) in accounts receivable              (497,519)    (781,424)
        (Increase) in inventories                      (933,497)  (1,027,163)
        (Increase) / Decrease in other current assets  (309,863)     171,518
        Decrease / (Increase) in other assets           129,950      (62,104)
        (Decrease) / Increase in accounts payable      (502,245)      82,545
        (Decrease) in accrued expenses                  (17,971)     (87,593)
                                                        -------       ------
           Total Adjustments                         (2,040,707)  (1,519,286)
                                                      ---------    ---------
           Net cash (used for) operating activities  (2,111,129)  (1,460,532)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                              (198,792)     (37,608)
                                                        -------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                    -          48,750
     Repayments of long-term debt                       (41,294)     (35,928)
     Borrowings under line of credit agreement       22,863,989   20,553,406
     Repayments under line of credit agreement      (23,870,306) (19,490,727)
     Proceeds from convertible subordinated debenture      -         250,000
     Net proceeds of private placement                  154,000         -
     Net proceeds of public offering                  2,608,843         -
                                                      ---------      -------

     Net cash provided by financing activities        1,715,232    1,325,501
                                                      ---------    ---------

NET (DECREASE) IN CASH                                 (594,689)    (172,639)
CASH, beginning of period                               646,030      521,210
                                                       --------      -------
CASH, end of period                                    $ 51,341    $ 348,571
                                                       ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
           Interest                                   $ 497,310    $ 607,131
                                                       ========     ========
           Income taxes                               $  10,533    $   5,179
                                                       ========     ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock in connection
   with settlement with underwriter                                $  78,000
                                                                    ========

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------




1.   Company's Opinion on Unaudited Financial Statements
     ---------------------------------------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 1997 and June 30, 1996 (audited) and the related statements of operations and deficit for each of the three month and nine month periods ended March 31, 1997 and 1996 and cash flows for the nine month periods ending March 31, 1997 and 1996.

The results of operations for the three and nine month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results for the entire year.

2.   Inventories
     -----------

     Inventories consist of the following:
                                    March 31,       June 30,
                                       1997           1996
                                       ----           ----
        Raw materials               $ 2,317,329   $ 1,701,676
        Work-in-process                 744,042       514,555
        Finished goods                3,102,363     3,014,006
                                     ----------     ---------
          Total                     $ 6,163,734   $ 5,230,237
                                     ==========    ==========



3.   Litigation
     ----------

     The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products allegedly sold by the Company. Refer to Part II, Other Information, Item 1 "Legal Proceedings" in Form 10-QSB December 31, 1996, and Item 3 in Form 10-KSB for June 30, 1996.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          ----------------------------------------------------
       FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS
       ----------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

The Company had working capital as of March 31, 1997 of approximately $4,249,000 as compared to approximately $1,553,000 as of June 30, 1996. A substantial portion of the Company's working capital consists of inventory, which was approximately $6,164,000 and $5,230,000 as of March 31, 1997 and June 30, 1996, respectively. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice. The Company believes that its current working capital position will be sufficient to satisfy its needs for the next twelve months.

The amounts outstanding under the Company's loan agreement with Congress Financial Corporation at March 31, 1997 and June 30, 1996 were $4,847,000 and $5,558,000, respectively. The Company has $1,397,000 available for borrowing at March 31, 1997 after adjusting for its liability for outstanding checks, as compared to $76,000 at June 30, 1996.

Net cash used for operating activities was principally a result of an increase in inventory, accounts receivable and other current assets and a decrease in accounts payable, which was partially offset by a decrease in other assets. Cash flows used in investing activities was for the purchase of machinery and equipment. Cash flows provided by financing activities was principally from private placements and the successful public offering of the Company's common stock, offset by a pay down of the Company's line of credit.

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

In April 1997, the Company, through a newly formed wholly-owned subsidiary, acquired for cash and stock certain assets of PR Industries and the stock of Protective Knitting, Inc., two branded protective glove manufacturers. A portion of the cash paid for these two companies came from the Company's capital expenditure line with Congress Financial Corp. Reference is made to
Part II other information, Item 5 (d) and 5 (e).

Results of Operations
---------------------

Net sales for the three months ended March 31, 1997 were $7,623,000 as compared to $6,967,000 for the three months ended March 31, 1996, an increase of $656,000 or 9.4%. Sales in the manufacturing segment increased 12.4% to $5,647,000 from $5,023,000 compared to the same quarter last year, while sales in the distribution segment reversed its trend of the prior two quarters and increased 1.6% to $1,976,000.

Net sales for the nine months ended March 31, 1997 were $20,472,000, compared with sales for the period ending March 31, 1996 of $19,740,000. For the nine months ended March 31, 1997 distribution sales were $6,023,000, a decrease of $631,000 or 9.5% compared to the same period last year, while the manufacturing sales increased 10.4% to $14,449,000 from $13,086,000 for the same period in the prior year. The increase in sales for the manufacturing division is due to the improvement in the Company's inventory position, as well as the continued improvement in overall industry conditions. The lower sales in the distribution division was due in part to stricter customer credit criteria for environmental accounts.

The Company's gross profit margin decreased to 19.6% of sales for the third quarter of fiscal 1997 as compared to 21.2% for the third quarter fiscal 1996, and the gross profit margin for the nine months ended March 31, 1997
dropped to 18.7% from 20.8% for the similar period in the prior year.   The
Company's decrease in gross profit is primarily the result of a change in the sales mix and also, in part, an increase in the minimum wage in its manufacturing plant in Puerto Rico.

Selling, general and administrative expenses for the quarter ended March 31, 1997 were approximately $1,205,000 or 15.8% of sales compared to approximately $1,189,000 or 17.1% for the same period last year. These expenses for the nine months ended March 31, 1997 were approximately $3,421,000 (or 16.7% of sales) as compared to approximately $3,431,000 (or
17.4% of sales) for the same period in the prior year.   These decreases in
selling, general and administrative expenses as a percentage of sales were due to the increase in sales volume experienced as well as the effect of the Company's continuing cost reductions.

Interest expense was approximately $155,000 for the third quarter of fiscal 1997, a decrease of approximately $58,000 when compared to the same quarter of fiscal 1996. For the nine months ended March 31, 1997, the interest expense was approximately $503,000, against approximately $599,000 in the same period in the prior year. These decreases were due to the lower rates charged by Congress Financial Corporation and the reduced borrowing under our line of credit due to funds received from the public offering.

The Company showed earnings of $.08 per share for the quarter ended March 31, 1997 against earnings of $.25 per share in the quarter ended March 31, 1996. For the nine months ended March 31, 1997 the Company showed a per share loss of $.06 against $.16 per share earnings for the same period in the prior year. In both the quarter and nine-month comparisons, the March 31, 1996 figures were restated to reflect a 1 for 10 reverse stock split.

The increase in shares outstanding was mainly due to shares issued in connection with private placements that occurred in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and the public offering in the second quarter of 1997.

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

                                PART  II


                            OTHER INFORMATION



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          See Form 10-QSB for the quarter ended December 31, 1996 with respect to the annual meeting of shareholders held on January 22, 1997.

Item 5.   OTHER INFORMATION
          -----------------

      (a) Effective March 1, 1997, Lawrence Densen became president and chief executive officer; Alan E. Densen and Anthony P. Towell became senior vice presidents;

      (b) Effective February 1, 1997, Arthur Wasserspring became chief financial officer and vice president of finance; and Richard Boyen was elected vice president of manufacturing.

      (c) On April 16, 1997, Dr. Bruce Friedman was elected to the board of directors to serve until the next annual meeting and until his successor is chosen.

      (d) On April 17, 1997 Eastco Glove Technologies Inc., a newly formed wholly owned subsidiary of the Company, acquired all of the outstanding shares of Protective Knitting Inc. from Steven Robins and Phillip Robins for 100,000 shares of the Company's common stock which was issued to a voting trust of which Alan E. Densen, Lawrence Densen and Anthony P. Towell, as trustees, have the voting rights for a term of five years. Except for the voting rights, Steven Robins and Phillip Robins each acquired the beneficial rights to 50,000 shares and may sell same under Rule 144 after one year. At the same time, PR Industries Inc. (wholly owned by Steven Robins and Phillip Robins) sold to Eastco Glove Technologies Inc. inventory in the amount of $139,000 and machinery and equipment for the satisfaction of liens and encumbrances in the amount of $500,000 thereon. The acquired business manufactures protective gloves and had approximate revenues of $1.1 million in 1996.

      (e) On April 22, 1997 the Company borrowed $440,000 on a $1,000,000 capital expenditure line that it presently has with Congress Financial Corp. The proceeds of this borrowing were used to partly finance the acquisition referred to in the above paragraph. The interest rate on this loan is at 1 1/4 % over prime. The loan is to be paid back in twenty-nine monthly installments commencing June 1, 1997.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
(a)
          10.01.1 Modification to employment agreement with Alan E. Densen dated March 1, 1997.

          10.02.1 Modification to employment agreement with Lawrence Densen dated March 1, 1997.

          10.03.1  Modification to employment agreement with Anthony
          P. Towell dated March 1, 1997.

          10.08    Stock Exchange Agreement among Eastco Glove
          Technologies Inc., Eastco Industrial Safety Corp., Steven Robins and Phillip Robins dated April 17, 1997.

          10.09 Asset Purchase Agreement among PR Industries Inc., Steven Robins, Phillip Robins, Eastco Glove Technologies Inc. and Eastco Industrial Safety Corp., dated April 17, 1997.

          10.10     Voting Trust Agreement among Eastco Industrial
          Safety Corp., Alan E. Densen, Anthony P. Towell, Lawrence Densen, Steven Robins and Phillip Robins dated April 17, 1997.

          10.11 Employment agreement with Arthur Wasserspring dated February 1, 1997.

          10.12     Employment agreement with Richard Boyen dated
          February 1, 1997.

          10.13 Amendment #8 to Financing Agreements with Congress Financial Corp. dated April 17, 1997.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1997

                                        EASTCO INDUSTRIAL SAFETY CORP.


                                         By: /s/LAWRENCE DENSEN
                                             ------------------
                                             Lawrence Densen
                                             President & Chief Executive
                                             Officer


                                         By: /s/ ARTHUR WASSERSPRING
                                             -----------------------
                                             Arthur J. Wasserspring
                                             Vice President of
                                             Finance/Chief Financial
                                             Officer