Form 10KSB
period 1997-06-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1997-10-14
CIK 31079

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended June 30, 1997

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
Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of Each Exchange
Title of Class                                    on Which Registered
--------------                                    ---------------------

a) $.12 par value common stock ("Common Stock")   Boston Stock Exchange
b) Class B Redeemable common stock purchase       Boston Stock Exchange
   warrant ("Class B Warrant")

Securities registered pursuant to Section 12 (g) of the Act:

a) $.12 par value common stock ("Common Stock")
b) Class A Redeemable Common Stock Purchase Warrant ("Class A Warrant")
c) Class B Redeemable Common Stock Purchase Warrant ("Class B Warrant")

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

State registrant's revenues for its most recent fiscal year.  $27,987,969

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1997 was approximately $3,825,054. Non-affiliates include all shareholders other than officers, directors and 5% shareholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on September 15, 1997 which was $2.4375 per share as reported by NASDAQ.

As of September 15, 1997, the number of shares outstanding of the Common Stock was 1,683,079 shares. The number of shares has been adjusted for prior stock splits and estimated rounding for fractional shares.

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

     On April 11, 1997 the Company organized Eastco Glove Technologies Inc. ("Technologies") under the laws of the State of Minnesota, as a wholly owned subsidiary. On April 17, 1997 Technologies acquired all of the outstanding common stock of Protective Knitting Inc. ("PKI") a Minnesota corporation and certain assets of PR Industries Inc. ("PRI"). The acquired businesses which are based in Minnesota, manufacture protective knit gloves which are being sold nationally through the Company's distributors.

     During the fiscal year ended June 30, 1997, the Company retained the use of two separate contracted production facilities in Mexico to sew materials already cut by the Company. The use of these subcontractors results in reduced production costs.

     In March 1997 Lawrence Densen became President and Chief Executive Officer of the Company and Alan E. Densen became a Senior Vice-President. Anthony P. Towell continues as a Senior Vice-President. Arthur Wasserspring became Chief Financial Officer and Vice-President of Finance and Richard Boyen became Vice-President of Manufacturing on February 1, 1997.

     During fiscal 1997, the Company began to focus on the sale of products manufactured by it in its manufacturing segment.

(b) Business of Issuer.

Manufacturing Operations

(1) Manufactured products are sold under the "Charkate /Worksafe", "Charkate", "Worksafe" and "COVER-UP" trade names. The Company, through Disposable, Safety Wear and Puerto Rico Safety Equipment manufactures limited use (in prior years referred to as disposable) and reusable industrial protective apparel. Limited use protective products include coveralls, shirts, pants, headwear, hoods, aprons, smocks, lab coats, hazardous material handler suits, examination gowns, sleeves, shoe covers and related items. Limited use clothing is designed to protect the user from, among other things, splash, dirt contamination and against a wide range of substances. Limited use clothing is made primarily of a spun bonded polyolefin produced solely by DuPont under the trade name Tyvek(R). Reusable industrial protective clothing consists of items for the protection of various parts of the body which are designed to shield the user from, among other things, splash, dirt, contamination, heat, fire, cold and the outside environment. Specific products manufactured include coveralls, gloves, mitts, shirts, thermal underwear, sleeves, coats, pants, leggings, spats, bibs, safety vests and a variety of other kinds of protective clothing and uniforms.

     Pursuant to the acquisition during April, 1997, the Company now manufactures protective knit gloves and sleeves which are sold by the Company's Charkate Worksafe/Knit Glove Division. They are generally made of cotton and cotton polyester composite high tensile cut resistant yarns made of kevlar and aramid fibers, as well as steel, stainless steel and other high cut resistant composite fibers. The products may have special coating and in general are used to protect the user from cuts and abrasions, and can be used in industries involving such items as meat packing, glass handling, sheet metal, and automotive protection.

     Sales of manufactured limited use clothing and related limited use products accounted for approximately 45% and 43% of the Company's consolidated revenues for the fiscal years ended June 30, 1997 and 1996, respectively.

(2) The Company's Manufacturing Operations and warehousing are located primarily in Puerto Rico and Alabama. During the fiscal year ended June 30, 1997, the Company retained the use of two separate contracted production facilities in Mexico to sew materials already cut by the Company. The Company's Manufacturing Operations are directed primarily from New York. The Company's products are sold primarily in the United States and Puerto Rico. The Company sells its manufactured products through sales representatives.

     In addition, manufactured products are sold through the Company's Distribution Operations in the northeastern region of the United States and Puerto Rico to "end users." The Company is presently endeavoring to expand its sales into Europe.

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

(3) The Company has made no public announcement of, or made public information about, any new product in this segment which would require the investment of a material amount of the Company's assets or which otherwise is material, other than with respect to its aforementioned acquisition described above in Item 1(a) and in the Company's 10QSB for the period ended March 31, 1997, Part II, Item V(d) which is incorporated by reference herein.

(4) The market for industrial protective clothing and industrial safety products is extremely competitive. The Company faces competition in all of its product markets from large, established companies that have greater financial, managerial, sales and technical resources than the Company, and some of the Company's product markets are dominated by such larger companies. Larger competitors also may be able to benefit from economies of scale and introduce new products that compete with the Company's products. The
Company's primary competitors in its Manufacturing Operations are Kappler
Inc. and Lakeland Industries, Inc., in limited use clothing sales, and Red Kap, a subsidiary of VF Industries Inc., Topps Mfg. Co. and Workrite Uniform Co. in the sale of reusable clothing. Primary competitors in the manufacture of gloves are Chicago Protective Apparel, Inc., Steel Grip, Inc., and Golden Needles Ansell, Inc.

(5) The Company is not dependent upon any one company for a source of supply of raw materials for its manufacturing operations other than DuPont which supplies the Company with Tyvek(R), which is used in various lines of its limited use products. Products utilizing Tyvek(R) accounted for approximately 44% and 41% of consolidated sales for the fiscal years ended
June 30, 1997 and June 30, 1996, respectively. Management believes that its current relationship with DuPont is satisfactory. Loss of DuPont as a supplier of Tyvek (R) would have a material adverse effect on the Company's
Operations.

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

     Disposable has been granted a fifteen-year exemption under the

Industrial Tax Act with respect to Puerto Rico income taxes on its operations covering the production of limited use clothing and with respect to the property used in its operations for the period commencing June 4, 1977, subject to the terms of the grant. This exemption has been extended until June 30, 2006 on the basis of a 90% exemption on Puerto Rico income taxes and a 60% exemption on municipal taxes on its real and personal property.

     As Puerto Rico tax exemptions are reduced or expire the Company may be required to pay taxes on income earned in Puerto Rico. The Company is unable to predict the amount of such impact after such exemptions are reduced or expire.

     Puerto Rico Safety Equipment and Disposable have elected to apply
Section 936 of the Internal Revenue Code, effective July 1, 1979. The provisions of Section 936 are effective until revoked by the Company. If the conditions of Section 936(a)(2) are satisfied, the Section 936 credit equals the portion of the United States income tax that is attributable to taxable income from sources outside the United States derived from the active conduct of a trade or business within a United States possession, or the sale or exchange of substantially all of the qualified possession source investment income. Dividends payable by each subsidiary to the Company from operations are entitled to a 100% dividends received deduction but are subject to a 10% withholding tax in Puerto Rico. The Omnibus Budget Reconciliation Act of
1993 (the "Omnibus Act") imposes new limitations on computing the Possession
Tax Credit under Section 936 for tax years beginning after 1993. The Company made an election in 1995 which reduced the credit to 60% of the 1994 level and which further phases out the credit by 5% in each subsequent year to a maximum credit of 40% in 1998. Since the credit is a function of future earnings, if any, the effect of such limitations cannot be determined at the present time.
In addition, the Omnibus Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax Calculation. The Small Business Job Protection Act of 1996 further limits the Possession tax credit for years beginning after 2001 with the credit being eliminated for tax years beginning after 2005. No dividends have been declared on the aggregate undistributed earnings of Puerto Rico Safety Equipment and Disposable (which through June 30, 1997, aggregates approximately $2,321,176) and none are intended to be declared because it is management's intention to reinvest the earnings, if any, from such subsidiaries indefinitely. The Company believes that based upon current operations, the Omnibus Act will not have a material effect on the Company for the foreseeable future.

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

(12) The total number of employees employed by the registrant as of June 30, 1997 was approximately 284 for both segments.

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

     The Company supplies a variety of items which may be used during the removal and/or encapsulation of hazardous materials in office buildings, chemical plants, refineries, electric generating plants and schools. Abatement products sold by the Company include in the largest part, items made by other companies, such as negative air machines, respirators, air filtration equipment, vacuums, polybags and sheetings, decontamination showers, signs, tools, pumps, sprayers and related equipment. The Company does not engage in the removal or encapsulation of hazardous materials. Sales of these products accounted for approximately 13% and 20% of the Company's consolidated revenues for the fiscal years ended June 30, 1997 and June 30, 1996, respectively. The foregoing percentages do not include products used in the abatement field which are manufactured by the Company.

(2) The Company's Distribution Operations are primarily directed from the Company's offices in New York. The Company also has facilities for warehousing and distribution of its non-manufactured products in Puerto Rico, Connecticut and Florida. The Company sells a variety of safety products from independent manufacturers, including, but not limited to 3M and Racal Health and Safety, Inc. Items distributed are sold primarily in the northeastern region of the United States.

     The Company employs 9 full-time salespeople in its Distribution
Operations who sell products distributed by the Company, and on a more limited basis, products manufactured by the Company. The Company uses catalogs and telemarketing to aid in its sales efforts. The Company does not engage in any mail order business nor sell on a retail basis. Sales are primarily to industrial, commercial and governmental accounts which are "end users".

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

(12)  See (12) above under the Company's Manufacturing Operations.

Item 2.  Description of Property

     The following properties are material to the business of the Company:

     The executive offices of the Company are located at 130 West 10th Street, Huntington Station, New York and are owned by the Company (the "Huntington Property"). The Huntington Property is also used for warehousing and distributing and contains approximately 25,000 square feet of warehouse space and 5,000 square feet of office space. At June 30, 1997, the premises were subject to a first real estate mortgage due to 130 West 10th Street Associates, LLC ("Associates") in the amount of $433,737. The wives of Messrs. Alan Densen and Anthony Towell, executive officers and directors of the Company and Charles Holzberg, a director, are members of Associates.

     The Company's wholly owned subsidiary, Disposable, leases a building, which is used for manufacturing and warehousing, consisting of approximately 45,000 square feet in Aguadilla, Puerto Rico from the Puerto Rico Industrial Development Company. A lease was entered into for these premises on February 21, 1995, effective for the ten year period commencing September
1, 1993. Rent for the twelve month period ending August 31, 1997 was at the monthly rate of $7,824, which escalates to $13,041 in the final year of the lease.

     The Company's wholly owned subsidiary, Safety Wear, occupies approximately 40,000 square feet in Decatur, Alabama. The premises are utilized for the cutting and warehousing of coveralls and the manufacturing of limited use products. The Company pays $8,450 rent per month on a month-to-month basis. Should these facilities not be available to the Company, the Company believes that alternative sites are readily available at a comparative cost.

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

     As of June 30, 1997, the Company estimates that it is a party to approximately 300 cases with respect to exposure to asbestos involving approximately 1900 plaintiffs, of which no cases pertain to Puerto Rico Safety Equipment. Reference is made to Exhibit 99.05 for a schedule of the known pending actions against the Company, as of June 30, 1997, that have not been settled or dismissed.

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

     From 1981 through June 30, 1997, the Company estimates that approximately 920 actions on behalf of approximately 8,100 first-party plaintiffs have been instituted against it concerning asbestos-related claims and that approximately 620 actions and the claims of approximately 6,300 plaintiffs have been terminated against the Company. During fiscal 1997, the Company estimates approximately 30 actions on behalf of approximately 600 first party plaintiffs were instituted against it and approximately 14 cases involving 23 plaintiffs were settled or discontinued against the Company for which the Company has not been required to pay monies to date. The Company estimates that as of June 30, 1997, with the exception of defense costs, a total of approximately $1,500,000 has been paid, or agreed to be paid, in settlements to date with regard to the terminated actions (inclusive of actions against Puerto Rico Safety Equipment) of which all but approximately $30,000 has been paid by the Company's insurance carriers. The foregoing is based upon information available to the Company to date. Through June 30, 1997, the Company has paid less than $40,000 for legal and defense costs to counsel appointed by the insurance carriers to defend it. Past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs, which the Company is unable to predict.

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

     During fiscal 1994, the Company reached a settlement pertaining to all pending and future cases against Eastco in the State of New York brought by one firm of plaintiffs' attorneys, which firm has been primarily responsible for bringing asbestos actions against the Company in the State of New York.
The settlement does not apply to Puerto Rico Safety Equipment and is only applicable to cases brought by the same law firm against the Company in the State of New York. The Company is to be dismissed without any payment in cases not involving any exposure to a power generating station in the State of New York ("Powerhouse"). Where there is Powerhouse exposure, a payment of $100 is to be made for each alleged nonmalignant case and $300 for each malignant case. Where plaintiffs consist of two spouses, such is deemed one case. Payment is to await appropriate documentation of exposure, releases from the plaintiffs and the agreement of each plaintiff whose case is settled. A copy of the letters between counsel for the Company and counsel for plaintiffs' attorneys setting forth this settlement is designated as
Exhibit 99.11. It should be noted that of the pending cases set forth above, approximately 60 of these cases involving approximately 1,400 of the plaintiffs are subject to this settlement.

     Effective June 26, 1990, an agreement between the Company and its primary insurance carriers dated March 26, 1990 became effective. The
Company entered into this agreement in an effort to resolve uncertainties as to its insurance coverage which will cover asbestos claims against the parent Company where any exposure to asbestos is alleged during the period 1971 to 1985, inclusive. Pursuant to this agreement, the Company is obligated to share in the payment of asbestos-related claims against Eastco. Pursuant to the agreement, the Company is obligated to pay 12% of all attorneys' fees incurred on its behalf and 17% of indemnity costs (which include judgment and settlement amounts). The balance of these costs are to be paid by the insurance carriers which are party to the agreement. The agreement is subject to the policy limitations of each insurance policy. The agreement may be terminated at any time upon ninety (90) days' notice by any of the parties provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than twelve (12) months from the date the notice of termination is given. The Company is presently aware of no pending case on the trial calendar. A copy of the defense and indemnity agreement dated March 26, 1990 is designated as Exhibit 99.09.

     Effective during May, 1991 the Company entered into a Settlement Agreement and Release with Mount Vernon Fire Insurance Company. Pursuant to this Agreement, which is designated Exhibit 99.10, the Company discontinued its action against Mount Vernon, which provided that, subject to the terms of the Agreement, Mount Vernon would reimburse the Company (where applicable) for 6.25% of attorneys' fees (52.08% of the Company's 12% share referred to in the agreement in the previous paragraph) and 6.25% of indemnification costs (36.76% of the Company's 17% share referred to in the agreement in the previous paragraph). The Agreement is not applicable to any asbestos actions against the Company where no exposure is alleged to products manufactured or distributed by Eastco between April 1, 1968 and April 1, 1969. The Agreement may be terminated at any time upon 90 days' notice, but such notice is not applicable to asbestos actions placed on a trial calendar, unless such has a trial date more than twelve months from the date the notice of termination is given. The agreement provides that the limit available under the policy is $100,000 plus attorneys' fees while the agreement is in effect and is applicable only to the parent company. Approximately $25,000 has been reimbursed by Mount Vernon Fire Insurance Company as of June 30, 1997 for indemnification.

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

     During the fiscal year the action entitled Michael F. Cilone and Marie Cilone v. Willson Safety Products, Inc., Standard Coating Corporation, National Paint Co., Inc., E.I. DuPont De Nemours & Co Inc., Orb Industries, Inc., PPG Industries Inc., Olde England Paint & Varnish Corp., Oatey Co., d/b/a Bond Tight Products, Eastco Industrial Safety Corp. was terminated by a settlement of $1.75 million of which the Company's obligation of $25,000 was paid for by the Company's insurance.

     The Company's insurance may not provide coverage for punitive damages where such damages are sought against it in pending litigation. Punitive damages are allowable in addition to compensatory damages and are awarded as a punishment to the defendant for the wrong in the particular case as well as for the protection of the public against similar acts, to deter the defendant from a repetition of the wrongful act and to serve as a warning to others. Usually a wrong, aggravated by an evil or wrongful motive or a willful and intentional misdoing or a reckless indifference equivalent thereto, is required for a court to award punitive damages. The Company is unable to specify whether its actions would give rise to punitive damages. It believes that its actions should not give rise to punitive damages. There, however, can be no assurance that this will be the case. The Company is a party to miscellaneous other litigation which the Company believes will have no material affect against it.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                     First Elected
                              Offices and              Officer of
Name                         Position Held            the Company
----                         -------------            --------------

Lawrence Densen              President and Chief      1986
                             Executive Officer

Alan E.  Densen              Senior Vice President    1958

Anthony P.  Towell           Senior Vice President    1989
                             and Secretary

Arthur Wasserspring          Vice President of        1997
                             Finance and Chief
                             Financial Officer

Richard Boyen                Vice President of        1997
                             Manufacturing
----------------

All of the above executive officers have been elected to serve until the next annual meeting of the board of directors presently anticipated to be held December 11, 1997, or until their respective successors are elected and qualified.

Lawrence Densen is the son of Alan E. Densen.

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

                                  High                            Low
                              ------------                    ------------
Fiscal Year Ended June 30

     1996
     ----
First Quarter                    $ 20.00                        $15.00
Second Quarter                     20.63                         10.63
Third Quarter                      14.38                          7.50
Fourth Quarter                     14.38                          6.25


     1997
     ----

First Quarter                    $ 10.00                        $ 5.63
Second Quarter                      6.25                          4.25
Third Quarter                       4.66                          3.75
Fourth Quarter                      5.31                          2.13


(b) The approximate number of holders of record of the Common Stock as of September 15, 1997 was 220. The Company believes there are in excess of 1,200 beneficial holders of the Common Stock.

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

Item 6.   Management's Discussion and Analysis


     To be filed by amendment.

Risks

     From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information.
The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to asbestos litigation and insurance coverage applicable thereto, competition, management, manufacturing outside of the United States and its territories, government regulation, the need for substantial inventories including Tyvek(R), losses, availability of capital, the absence of dividends, and tax incentives. There can be no assurances that asbestos litigation will not have an adverse affect upon the Company. The market price of the Company's Common Stock may be volatile at times in response to fluctuations in the Company's quarterly operating results, changes in analyst earnings estimates, market conditions, as well as general conditions and other factors general to the Company.





Item 7.   Financial Statements

          To be filed by amendment.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)  The directors and executive officers of the Company are as follows:

Name                 Age(1)   Position
----                 ---      --------
Lawrence Densen      39       President, Chief Executive Officer and Director

Alan E. Densen       63       Senior Vice President and Director

Anthony P. Towell    66       Senior Vice President, Secretary and Director

Richard Boyen        56       Vice President of Manufacturing Operations

Arthur Wasserspring  55       Vice President of Finance and Chief Financial
                              Officer

Dr. Martin Fleisher  60       Director

James Favia          63       Director

Charles Holzberg     62       Director

Dr. Bruce Friedman   39       Director
-----------------------
(1)  Age as of September 20, 1997.

The term of office of the following directors does not expire until the Company's next annual meeting and when their successors are chosen:

                     Dr. Martin Fleisher
                     James Favia
                     Charles Holzberg
                     Dr. Bruce Friedman


The term of office of the following directors does not expire until the Company's following annual meeting and when their successors are chosen:

                     Lawrence Densen
                     Alan E. Densen
                     Anthony P. Towell

Lawrence Densen became President and Chief Executive Officer of the Company effective March 1, 1997. Prior to this time, he served as Senior Vice President and has also been a Vice President. He has been a director of the Company since 1986. He is the son of Alan E. Densen.

Alan E. Densen is a Senior Vice President and has been a director of the Company since 1958. From 1958 through March 1, 1997 (except for the period September 1993 to January 1994, when he served as its Senior Vice President), he served as President and Chief Executive Officer of the Company. He was also Treasurer and Chief Financial Officer of the Company through 1992. He is the father of Lawrence Densen.

Anthony P. Towell is a Senior Vice President and has been Secretary of the Company since 1993. From 1992 through February 1, 1997, he served as the

Company's Vice President of Finance, Treasurer, and Chief Financial Officer, and from 1989 to 1992 he served as its Vice President. He has been a director of the Company since 1989. In addition, he has been a director of Windswept Environmental, Inc. ("Windswept")(formerly Tradewinds, Inc.) since November 1996, as well as vice president and co-chairman of the board since March 1997. He has also been a director since 1988 of Nytest Environmental
Inc. ("Nytest"), a hazardous waste testing company. He was a director from 1988 to 1995 of New York Testing Laboratories, Inc. ("NYT"), a laboratory testing company and manufacturer of automotive accessories. Mr. Towell was a director of Ameridata Technologies, Inc. ("Ameridata"), a provider of computer products and services from 1991 to 1996. The common stock of Windswept and Nytest are registered, and the common stock of Ameridata was registered, under Section 12(g) and (b), respectively, of the Securities Exchange Act of 1934.

Richard Boyen has been employed with the Company since 1994, serving as Vice
President of Manufacturing Operations since February 1, 1997.   From 1990
until his employment with the Company in 1994, he served as Director of Manufacturing for Kappler Safety Group, a manufacturer of industrial and safety disposable clothing.

Arthur Wasserspring has been employed with the Company since 1994, serving as Vice President of Finance since February 1, 1997. From July, 1989 until his employment with the Company in 1994, he served as a financial and business consultant for companies in the distribution, manufacturing, retail and other industries.

Dr. Martin Fleisher has been a director of the Company since 1989. He holds a Ph.D. in biochemistry from New York University, and has been an attending clinical chemist at Memorial Sloan-Kettering Cancer Center since 1967. He devotes only a limited portion of his time to the business of the Company.

James Favia has been a director of the Company since July 26, 1995. He has been a consultant during the past five years to Donald & Co. ("Donald"), which has acted as the Company's investment advisor. He is a chartered financial analyst and has an MBA in finance which he obtained from New York University in 1959. He was a director of T.J. Systems until November, 1994. The common stock of T.J. Systems is registered under Section 12(g) of the Securities Exchange Act of 1934. He devotes only a limited portion of his time to the business of the Company.

Charles Holzberg has been a director of the Company since December 5, 1996. He has been President of The Charles Holzberg Agency, Inc., during the past five years, a general agent for the sale of life insurance. He devotes only a limited portion of his time to the business of the Company.

Dr. Bruce Friedman has been a director of the Company since April 16, 1997. Since 1988, he has served as President of the Flower Hill Chiropractic Office, P.C., where he is a chiropractic doctor. He devotes only a limited portion of his time to the business of the Company.

(b)  Not applicable.

(c)  Lawrence Densen is the son of Alan E. Densen.

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

                          Summary Compensation Table

                 Annual Compensation              Long term compensation
               ------------------------  --------------------------------------
                                              Awards              Payouts
                                         ------------------   -----------------
                                Other             Securities            All
Name and                       annual  Restricted underlying  LTIP     other
principal      Salary  Bonus   compen-    stock    options/  payouts  compen
position  Year  ($)    ($)     sation($)award(s)($)SARs (#)(5)  ($)    sation($)
--------  ----  ------ -----  ---------- --------- ---------- ------  --------

Lawrence 1997   115,381  -0-    4,200       -0-     85,200(1)   -0-      -0-
Densen,  1996   103,848  -0-    4,200       -0-      9,003(2)   -0-      -0-
CEO      1995    87,000  -0-    4,200       -0-     85,236(4)   -0-      -0-

Alan E.  1997   130,486  -0-   35,672(3)    -0-     35,200(1)   -0-      -0-
Densen,  1996   119,731  -0-   35,672(3)    -0-      9,003(2)   -0-      -0-
Senior   1995   110,000  -0-   35,672(3)    -0-     85,236(4)   -0-      -0-
VP

------
(1) Includes incentive stock options granted on June 23, 1997 to acquire 50,000 and 25,000 shares to Lawrence Densen and Alan Densen, respectively, pursuant to the Company's 1996 Incentive Stock Option Plan and exercisable at $2.25 per share as follows: (a) 20% of options shall become immediately exercisable for a period of ten years; (b) commencing no sooner than at the end of the fiscal year ended June 30, 1998, or at the end of the next such fiscal year end as the following conditions are satisfied, and provided the optionee is in the employ of the Company on June 30 of each year thereafter, an additional 20% of options shall become exercisable: (i) the Company's Net Sales shall exceed $27,500,000; and(ii)the Company attains audited annual Pre-Tax Income of at least $100,000; (c) after the fiscal year for which the first 20% of options become exercisable, then options to exercise the next 20% per year to a maximum of 80% shall become exercisable, subject to the Company having Net Sales and Pre-Tax Income of not less than $28,875,000 and $110,000, respectively, in such year when the third 20% installment becomes exercisable, and which shall increase by 5% for Net Sales and 10% for Pre-Tax Income for each of the remaining two installments of 20%; (d) if in any fiscal year after the first fiscal year for which options to purchase 20% of the total grant have become exercisable, the Company has achieved audited annual Pre-Tax Income of 200% of that of the previous year, but not less than $200,000, all remaining non-vested options shall become exercisable; (e) all determinations of Net Sales and Pre-Tax Income shall be as determined by the Company's independent auditors, shall exclude all extraordinary items, and shall be as utilized in the Company's filings with the Securities and Exchange Commission on its Form 10KSB, or related or other applicable year-end report; and (f) no options shall be exercisable after June 22, 2007.

     Also includes non-qualified stock options granted on June 23, 1997 to acquire 35,000 and 10,000 shares to Lawrence Densen and Alan Densen, respectively, exercisable at $2.25 per share as follows:(a) 20% of options shall become immediately exercisable for a period of ten years;
     (b) commencing no sooner than at the end of the fiscal year ended June
     30, 1998, or at the end of the next such fiscal year end as the following conditions are satisfied, and provided the optionee is in the employ of the Company on June 30 of each year thereafter, an additional
     20% of options shall become exercisable: (i) the Company's Net Sales shall exceed $27,500,000; and(ii)the Company attains audited annual Pre-Tax Income of at least $100,000; (c) after the fiscal year for which the first 20% of options become exercisable, then options to exercise the next 20% per year to a maximum of 80% shall become exercisable subject to the Company having Net Sales and Pre-Tax Income of not less than $28,875,000 and $110,000, respectively, in such year when the third 20% installment becomes exercisable, and which shall increase by 5% for Net Sales and 10% for Pre-Tax Income for each of the remaining two installments of 20%; (d) if in any fiscal year after the first fiscal year for which options to purchase 20% of the total grant have become exercisable, the Company has achieved audited annual Pre-Tax Income of 200% of that of the previous year, but not less than $200,000, all remaining non-vested options shall become exercisable; (e) all determinations of Net Sales and Pre-Tax Income shall be as determined by the Company's independent auditors, shall exclude all extraordinary items, and shall be as utilized in the Company's filings with the Securities and Exchange Commission on its Form 10KSB, or related or other applicable year-end report; and (f) no options shall be exercisable after June 22, 2007.

     Also includes incentive stock options granted on June 23, 1997 to acquire 200 shares to each Lawrence Densen and Alan Densen pursuant to the Company's 1996 Incentive Stock Option Plan and exercisable at $2.25 per share for a period of ten years.

(2) Warrants to acquire 9,003 shares of Common Stock at $5.351 granted February 23, 1996 until February 22, 2001, in consideration of the guaranty of overadvances by Congress to the Company. These warrants provide for adjustment in the event of dilution as a result of sales of securities at less than the exercise price.

(3) Primarily life insurance premiums on the life of Alan E. Densen owned by Mr. Densen's wife and paid for by the Company.

(4) Includes incentive stock options granted January 20, 1995 to acquire 2,000 shares at $10.625 as well as non-qualified stock options to acquire 83,236 shares exercisable at $5.106 per share, each exercisable until January 19, 2005. Because it was determined that the audited pre-tax profit for fiscal 1995 was greater than $50,000, non-qualified options can now be exercised for 41,618 shares of Common Stock. The remaining 41,618 non-qualified options can not be exercised during the first five years. The non-qualified options provide for adjustment in the event of dilution as a result of sales of securities at less than the exercise price.

(5) Each person's options including only options directly held by such person.

Stock Options
-------------
                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              [Individual Grants]

           Number of         Percent of
          securities        total options /
          underlying        SARs granted           Exercise
          Options/SARs        in fiscal            or base         Expiration
Name      granted (#)(1)       year              price ($/Sh)        Date
-----     --------------    --------------       -------------     -----------
Lawrence    85,200               22.8%               2.25          6/22/2007
Densen,
CEO

Alan E.     35,200                9.4%               2.25          6/22/2007
Densen,
Senior
VP

(1)  See note (1) above in the Summary Compensation Table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                  Number
                                              of securities          Value
                                               underlying      unexercised in-
                                               unexercised   the-money options
            Shares                         SARs at FY-end (#) SARs at FY-end($)
          acquired on          Value           exercisable /      exercisable /
Name      exercise (#)       realized ($)    unexercisable(3)   unexercisable
-----     --------------    --------------     -------------   ----------------


Lawrence       0                   0           69,877/109,618    7,525/29,750
Densen
CEO (1)

Alan E.        0                   0           59,821/69,618     3,150/12,250
Densen,
Senior
VP(1)(2)
------
(1) See footnotes (1),(2) and (4) above in the Summary Compensation Table. Does not include warrants to acquire 30,825 shares each which were assigned on June 23, 1997 to each Messrs. L. Densen and A. Densen by Anthony P. Towell, and are more fully described under "Stock Ownership of Directors," below.

(2) Does not include warrants granted to Alan Densen to acquire 1,667 shares described in Note (3) under "Stock Ownership of Directors," below.

(3)  Each person's options include only options directly held by such person.

Employment Agreements and Change in Control Features

As of July 1, 1995, Alan E. Densen entered into an employment agreement which provided for him to serve as the Company's President for a term of five years and Lawrence Densen also entered into an employment agreement to serve as Senior Vice-President for a term of five years. Anthony P. Towell has a similar contract to that described herein for Alan E. Densen and Lawrence Densen but with a lesser amount of compensation. (The employment agreements of Lawrence Densen, Alan E. Densen and Anthony P. Towell are referred to as "Employment Agreements".) Effective March 1, 1997, Messrs. L. Densen, A. Densen, and A. Towell signed modification agreements (the "1997 Modification Agreements"). The 1997 Modification Agreement of Lawrence Densen changed his position with the Company to President and increased his salary to $125,000 in fiscal 1997, which figure was pro-rated for that portion of the fiscal
year during which Lawrence Densen served in such capacity.   The 1997
Modification Agreements of Alan Densen and Anthony Towell changed each's position to Senior Vice President. Pursuant to the 1997 Modification Agreements of Messrs. L. Densen, A. Densen, and A. Towell, the Company may terminate each individual's Employment Agreement as a result of physical or mental disability, or failure or inability to perform required duties for a period of 6 months in any 24 month period. At the end of each fiscal year during the term of the Employment Agreements, they are automatically extended for one additional year to be added at the end of the then current term of the agreements, unless the Board of Directors determines not to extend the Employment Agreements. Each may also terminate their Employment Agreement upon 30 days written notice. The base annual salaries for Lawrence Densen and Alan E. Densen were $115,381 and $130,486, respectively, for fiscal 1997 which is to be increased at the discretion of the Board of Directors but not less than 10% of the minimum compensation paid to the employees in the prior fiscal year. For fiscal 1997, their base fiscal salaries are $125,000 and $133,000, respectively. Each is entitled to receive an annual bonus equal to 3 1/3% of the Company's earnings before interest and taxes for the fiscal year ended June 30, 1997 and each fiscal year thereafter during the term of the Employment Agreement, and Lawrence Densen is entitled to .75% of the Company's revenues in excess of $20.5 million (which was waived for fiscal 1996 and 1997). Bonuses are to be paid within 30 days after the completion of the Company's audited financial statements for each fiscal year and is to be paid in cash or registered shares of common stock of the Company. In addition, each, in accordance with Company policy, is entitled to receive reimbursement of ordinary and necessary business expenses, a monthly automobile allowance of $700 and disability, medical and hospitalization insurance.

The Employment Agreements entered into by Messrs. L. Densen and A. Densen include provisions that provide for their right to terminate the Employment Agreements and thereby receive additional compensation, as provided below, in the event that they are not elected or retained as President and Senior Vice-President, respectively, or as a director of the Company; the Company acts to materially reduce their duties and responsibilities under the Employment Agreement; the Company changes the geographic location of their duties to a location from the New York metropolitan area;their base compensation is reduced by 10% or more; any successor to the Company fails to assume the Employment Agreements; any other material breach of the Employment Agreements which is not cured by the Company within 30 days; and a "Change of Control" by which a person, other than a person who is an officer and/or director of the Company as of the effective date of the agreements, or a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of

1934, becomes the beneficial owner of 20% or more of the combined voting power of the then outstanding securities of the Company or the composition of the board changes so that officers of the Company no longer hold a majority of the seats.

In the event that Messrs. L. Densen or A. Densen terminate their positions because of any of the aforesaid reasons other than a "Change of Control", or if the Company terminates their employment in any way that is a breach of the Employment Agreement by the employer, Messrs. L. Densen and A. Densen shall be entitled to receive, in addition to their salary continuation, as a bonus, a cash payment equal to their total base salary plus projected expenses and bonuses for the remainder of the term thereof, payable within 30 days of termination and all stock options, warrants and other stock appreciation rights granted by the Company, with the exception of qualified incentive stock option plans, to them shall become immediately exercisable at an exercise price of $0.10 per share. In the event that either owns or is entitled to receive any unregistered securities of the Company, than the Company shall register such securities within 120 days of the their termination. In the event that there is a "Change of Control", Messrs. L. Densen and A. Densen shall be paid within 30 days thereof a one-time bonus equal to their total minimum base salary for the next three years.

Messrs. L. Densen and A. Densen, and also A. Towell, in modification agreements to their Employment Agreements dated as of June 30, 1996 (the "1996 Modification Agreements"), have waived: (i) their right to bonuses based upon the Company's earnings before interest and taxes for the fiscal years ended June 30, 1996 through June 30, 2000; (ii) their exercise rights on options and warrants and repayment of their junior participation interests with Congress and compensation payable in the event of a Change in Control with respect two private placements completed in 1996 and the Company's Rights and Standby Offering in 1996 ("Offerings"). See "Certain Relationships and Related Transactions" for a discussion of these Offerings; and (iii) their right to terminate their relationship with the Company, as per the terms of their respective Employment Agreements. The 1996 Modification Agreements and waivers provide that their right to terminate their Employment Agreements and waiver of their bonuses shall not be waived in the event that there is a material breach of such agreements by the Company. Messrs. L. Densen and A. Densen, and also A. Towell have agreed that the issuance of shares in the Offering will not result in any "change of control" rights under their respective Employment Agreements.

Compensation to Directors
-------------------------

     No compensation is paid to officers who also serve as directors for their serving solely as a director. Outside directors are compensated at the rate of $500 for each board of directors meeting which they attend in person.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth, as of September 15, 1997, the ownership with respect to each person known to own beneficially more than 5% of the Company's Common Stock:

                Name and Address of   Amount and Nature of   Percent
Title of Class  Beneficial Owner      Beneficial Owner(1)   of Class
-------------- --------------------   -------------------   -----------

Common Stock     Lawrence Densen         204,552            11.5%
$0.12 par value  130 W. 10th Street
                 Huntington Station, NY

Common Stock     Alan E. Densen          199,165            11.2%
$0.12 par value  130 W. 10th Street
                 Huntington Station, NY

Common Stock     Anthony P. Towell       196,315            11.0%
$0.12 par value  130 W. 10th Street
                 Huntington Station, NY


     (1) With respect to each of the above-listed individuals, please see the footnotes under "Stock Ownership of Directors," below, for an explanation of each individual's beneficial ownership.

(b) Stock Ownership of Directors: The following table sets forth as of
    -----------------------------
September 15, 1997, the number and shares of Common Stock owned by each of the present directors of the Company together with certain information with respect to each:

                                        Number of
                                        Shares
                         Director       Beneficially             Percent
Name                     Since          Owned  (1)               (1)
----                     --------       ----------------------   -----
Lawrence Densen            1986         204,552(2)(5)(6)(7)(10)
                                               (11)(12)(13)      11.5%

Alan E. Densen             1958         199,165(2)(3)(4)(6)(7)
                                               (10)(11)(12)(13)  11.2%

Anthony P. Towell          1989         196,315(4)(6)(7)(10)
                                               (11)(12)(13)      11.0%

Dr. Martin Fleisher        1989         1,000(8)                  *

James Favia                1995         3,000(8)                  *

Charles Holzberg           1996           417(9)                  *

Dr. Bruce Friedman         1997              0                    *
___________________
*   Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Includes warrants to acquire 30,825 shares each (for a total of 61,650) which were assigned on June 23, 1997 to each Messrs. L. Densen and A. Densen by Anthony P. Towell for a purchase price of $.1875 per share or a total of $5,779.69 from each Messrs. L. Densen and A. Densen. These warrants are exercisable at $5.623 per share until April 11, 1999.

(3) Includes warrants, held by Mr. Densen's wife, to acquire 1,667 shares of Common Stock, exercisable at $13.00 per share until April 11, 1999.
     Also includes incentive stock options granted under the 1994 Plan to acquire 2,000 shares of Common Stock, exercisable at $10.625 until January 19, 2005. Amount indicated does not include shares beneficially owned by Lawrence Densen, son of Alan E. Densen.

(4) Includes Class A Warrants to acquire 1,500 shares of Common Stock; warrants, held by Mr. Towell's wife, to acquire 1,667 shares of Common Stock, exercisable at $13.00 per share until April 11, 1999; and incentive stock options granted under the 1994 Plan to acquire 2,000 shares of Common Stock, exercisable at $10.625 until January 19, 2005. Also includes warrants to acquire 30,827 shares of Common Stock, exercisable at $5.623 per share until April 11, 1999.

(5) Includes Class A Warrants to acquire 700 shares of Common Stock; incentive stock options granted under the 1983 Incentive Stock Option Plan (the "1983 Plan") to acquire 56 shares of Common Stock, exercisable at $30.00 per share until May 31, 1998; and incentive stock options granted under the 1994 Plan to acquire 2,000 shares of Common Stock, exercisable at $10.625 per share until January 19, 2005. Amount indicated does not include shares beneficially owned by Alan E. Densen, father of Lawrence Densen.

(6) Includes non-qualified options to acquire 41,618 shares of Common Stock to each Messrs. A. Densen, A. Towell and L. Densen exercisable at $5.106 per share until January 19, 2005. Does not include options to acquire an additional 41,618 shares to each Messrs. A. Densen, A. Towell and L. Densen which can be exercised from January 20, 2000 until January 19, 2005. These options provide for a dilution adjustment as a result of sales of securities at less than the exercise price.

(7) Includes warrants to acquire 9,003 shares of Common Stock to each Messrs. A. Densen, A. Towell, and L. Densen, exercisable at $5.351 until February 22, 2001, in consideration of the guaranty of overadvances by Congress to the Company. These warrants provide for a dilution adjustment as a result of sales of securities at less than the exercise price.

(8) Includes non-qualified stock options to acquire 1,000 shares of Common Stock, exercisable at $16.876 per share until July 26, 2005.

(9) Includes warrants to acquire 417 shares of Common Stock, exercisable at $13.00 per share until April 11, 1999.

(10) Includes 100,000 shares of Common Stock for each Messrs. L. Densen, A. Densen, and A. Towell, who are each trustees under a voting trust agreement dated April 17, 1997 (the "Voting Trust Agreement") by and among Eastco Glove Technologies, Inc., the Company, Steven Robins and Phillip Robins. The Voting Trust Agreement was a condition to the closing of a stock exchange agreement (the "Stock Exchange Agreement") dated April 17, 1997 by and among Eastco Glove Technologies, Inc., the Company, Steven Robins and Phillip Robins. Pursuant to the Stock Exchange Agreement and the Voting Trust Agreement, 100,000 shares of the Company's Common Stock were issued, said shares being issued in the names of Lawrence Densen, Alan E. Densen and Anthony P. Towell as trustees until the 5 year term of the voting trust expires or Steven Robins or Phillip Robins desires to sell the shares after one year pursuant to Rule 144 of the Securities Act of 1933.

(11) Includes incentive stock options granted on June 23, 1997 pursuant to the Company's 1996 Incentive Stock Option Plan to acquire 200 shares of Common Stock for each Messrs. L. Densen, A. Densen, and A. Towell at an exercise price of $2.25 per share. These options are exercisable until June 22, 2007.

(12) Includes incentive stock options granted on June 23, 1997 pursuant to the Company's 1996 Incentive Stock Option Plan to acquire 10,000, 5,000, and 5,000 shares of Common Stock for Messrs. L. Densen, A. Densen, and
     A. Towell, respectively, at an exercise price of $2.25 per share. The conditions of exercise of these options are set forth in footnote (1) of the Summary Compensation Table in "Executive Compensation", above.

(13) Includes non-qualified stock options granted on June 23, 1997 to acquire 7,000, 2,000, and 2,000 shares of Common Stock for Messrs. L. Densen, A. Densen, and A. Towell, respectively, at an exercise price of $2.25 per share. The conditions of exercise of these options are set forth in footnote (1) of the Summary Compensation Table in "Executive Compensation", above.


As of September 15, 1997 the directors and executive officers of the Company, nine persons, owned of record and beneficially a total of 623,573 shares representing 31.3% of the issued and outstanding Common Stock of the Company. The foregoing assumes the exercise of all of the outstanding options and warrants held by each of such persons.


Item 12. Certain Relationships and Related Transactions.

During September 1993, the Company's lender, Congress, agreed to provide an overadvance to the Company of $500,000. In connection therewith, Messrs. A. Densen, L. Densen and A. Towell obtained a junior participation interest from Congress by advancing $250,000 of their funds to Congress. $250,000 of this overadvance was repaid to Congress during fiscal 1994. Mr. L. Densen was repaid his junior participation of $35,000 by Congress during May, 1996. The remaining balance of $215,000 was repaid by Congress during December, 1996.

Associates holds a first mortgage on the Company's executive offices and warehouse facility in the principal amount of $433,737 as of June 30, 1997 and security interest on the Company's personal property. The wives of Alan
E. Densen and Anthony P. Towell, executive officers and directors of the Company, Charles Holzberg, a director of the Company, and Herbert Schneiderman, a previous director of the Company, are members of Associates owning approximately 38% thereof. During the fiscal year ended June 30, 1997, the Company paid Associates $121,107 in principal and interest on the mortgage, of which $65,063 constituted interest.

The Company had employment agreements with Messrs. A. Densen, A. Towell and
L. Densen, which commenced as of the effective date of the Company's 1994 public offering in April, 1994. As of July 1, 1995, these executive officers entered into new agreements, which were modified by the 1996 Modification Agreements and the 1997 Modification Agreements. See "Executive Compensation -- Employment Agreements and Change in Control Features" with regard to provisions contained in the Employment Agreements of Lawrence Densen, the Company's President and CEO as of March 1, 1997, and Alan E. Densen, the Company's Senior Vice-President as of March 1, 1997, and waivers contained in the 1996 and 1997 Modification Agreements. Similar provisions are contained in the Employment Agreement and the 1996 and 1997 Modification Agreements with Anthony P. Towell.

On April 18, 1995, the Company entered into an agreement with Donald to act as its investment advisor for a term of three years at a retainer of $3,000 per month, which was canceled during November, 1996. Donald was also granted a five year warrant to purchase 12,500 shares exercisable at $12.50 per share, the closing market price on the date of grant. James Favia, a director of the Company, serves as a consultant to Donald.

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

During February 1996, Messrs. A. Densen, A. Towell and L. Densen, executive officers and directors of the Company, guaranteed to Congress overadvances to the Company of up to $500,000 in excess of the Company's eligible borrowings. The Company issued warrants for a term of five years in consideration for their guaranty to each Messrs. A. Densen, A. Towell, and L. Densen to purchase 9,003 shares of Common Stock at $5.351 per share which expire on February 22, 2001, and are subject to adjustment in the event of dilution as a result of sales of securities at less than the exercise price. (The adjustments as a result of the Offerings increased the number of shares subject to the exercise of this warrant from 8,870 to 9,003 with an exercise price reduced from $5.431 to $5.351 per share.) The overadvance has since been repaid and their guarantees have been returned to them.

The first mortgage held by Associates, which they agreed on in 1992 and upon which interest was being paid at the rate of 14%, was scheduled to come due on July 1, 1997 in the amount of approximately $434,000. Associates and the Company have agreed to extend the mortgage for five years from July 1, 1997 with interest at 12% per annum or 3% over prime, whichever is greater. At the end of five years, the mortgage will come due in the amount of approximately $283,000. The Company intends to explore the refinancing of this mortgage with various lenders.

On April 17, 1997 Eastco Glove Technologies Inc., a newly formed wholly owned subsidiary of the Company, acquired all of the outstanding shares of Protective Knitting Inc., a Minnesota corporation, from Steven Robins and Phillip Robins for 100,000 shares of the Company's Common Stock which was issued to a voting trust of which Alan E. Densen, Lawrence Densen and Anthony
P. Towell, as trustees, have the voting rights for a term of five years. Except for the voting rights, Steven Robins and Phillip Robins each acquired the beneficial rights to 50,000 shares and may sell same under Rule 144 after one year. At the same time, PR Industries Inc. (a Minnesota corporation wholly owned by Steven Robins and Phillip Robins) sold to Eastco Glove Technologies Inc. inventory in the amount of $139,000 and machinery and equipment for the satisfaction of liens and encumbrances in the amount of $500,000 thereon. The acquired business manufactures protective gloves and had approximate revenues of $1.1 million in 1996.

Considering the circumstances of each transaction, the Company believes that all transactions heretofore with officers/directors and shareholders of the Company and their affiliates have been made, and in the future will be made on terms no less favorable to the Company than those available from unaffiliated parties and will be approved by a majority of the disinterested directors.

Item 13.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-09517), as filed on August 2, 1996 and as amended:

Exhibit       Description of Exhibit
-------       ----------------------
1.01          Form of Standby Agreement (with Royce Investment Group Inc.)
3.01          Certificate of Incorporation, as amended
3.01.1        Certificate of Amendment to Certificate of Incorporation filed
              August 12, 1996
3.01.2        Certificate of Amendment to Certificate of Incorporation dated
              February 15, 1989
3.02          By-Laws
3.02.1        Amendments to By-Laws adopted September, 1996
4.01          Form of Common Stock Certificate
4.05          Form of Class B Warrant Certificate (filed as Exhibit 4.04)
4.06          Form of Warrant Agency Agreement for Class B Warrants between the Registrant and American Stock Transfer and Trust Co.
              (filed as Exhibit 4.05)
4.07          Form of Underwriters (Royce Investment Group Inc.)  Warrant
              filed as Exhibit 4.06)
10.01         Employment Agreement with Alan Densen,
              dated as of July 1, 1995
10.02         Employment Agreement with Lawrence Densen,
              dated as of July 1, 1995
10.03         Employment Agreement with Anthony Towell,
              dated as of July 1, 1995
10.05         Amendment to Financing Agreements with Congress dated July,
              1996
10.07         Form of Modification Agreement to Employment Agreements with
              Alan Densen, Lawrence Densen and Anthony Towell and Waiver
99.01         1996 Incentive Stock Option Plan
              as amended to date
99.02         1996 Non-Qualified Stock Option Plan
              as amended to date
99.03         Form of Warrants held by Anthony Towell dated
              January 31, 1994 (and whose exercise date has been extended to April 30, 1999)
99.04         Form of Option Agreements Granted as of
              January 20, 1995 with Alan Densen, Anthony
              Towell and Lawrence Densen
99.06         Product liability primary insurance
              coverage for asbestos
99.07         Product liability excess insurance
              coverage for asbestos
99.08         Insurance coverage for Puerto Rico
              Safety Equipment Corporation for asbestos
99.09         Defense and indemnity agreement dated March 26, 1990
99.10         Defense and indemnity agreement dated May, 1991
99.11         Letters between L'Abbate & Balkan, counsel for Eastco
              and Wilentz, Goldman & Spitzer, counsel for plaintiffs' attorneys, dated February 3, 1994 and March 14, 1994, respectively, with respect to settlement of New York cases

     The following exhibits are incorporated by reference to the Company's annual reports on Form 10K for the periods indicated:

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

4.03           Form of Class A Warrant Certificate (4b)
4.04 Form of Warrant Agency Agreement between the Company and American Stock Transfer and Trust Co. (4c)

     The following exhibits are incorporated by reference to the Company's form 10-QSB for the quarterly period ended March 31, 1997:

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

10.11         Employment agreement with Arthur Wasserspring dated
              February 1, 1997.

10.12         Employment agreement with Richard Boyen dated February 1, 1997.

10.13 Amendment #8 to Financing Agreements with Congress Financial Corp. dated April 17, 1997.

     The following exhibits are annexed hereto:

21.01        Subsidiaries of the Registrant
99.05        Asbestos Litigation as of June 30, 1997


     The following exhibits will be filed by amendment:

11.01        Statement re: computation of per share earnings
27.01        Financial Data Schedule


(b) A report on Form 8-K, Item 5 was filed during the last quarter of fiscal year ended June 30, 1997.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EASTCO INDUSTRIAL SAFETY CORP.


                                   By: /s/ LAWRENCE DENSEN     Date: 10/10/97
                                      --------------------
                                        LAWRENCE DENSEN
                                   President and Chief Executive Officer


                                   By: /s/ ARTHUR J. WASSERSPRING Date: 10/10/97
                                       ---------------------
                                        ARTHUR J. WASSERSPRING
                                   Vice President of Finance, and
                                   Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By: /s/ LAWRENCE DENSEN   Date: 10/10/97
                                       ------------------
                                        LAWRENCE DENSEN
                                        Director


                                   By: /s/ ALAN DENSEN       Date: 10/10/97
                                       -------------------
                                        ALAN DENSEN
                                        Director

                                   By: /s/ CHARLES HOLZBERG  Date: 10/10/97
                                       ------------------------
                                        CHARLES HOLZBERG
                                        Director

                                   By: /s/ MARTIN FLEISHER   Date: 10/10/97
                                       -------------------
                                        MARTIN FLEISHER
                                        Director

                                   By: /s/ ANTHONY P. TOWELL  Date: 10/10/97
                                       ---------------------
                                        ANTHONY P. TOWELL
                                        Director

                                   By: /s/ JAMES A. FAVIA     Date: 10/10/97
                                       ------------------
                                        JAMES A. FAVIA
                                        Director

                                   By:  /s/ BRUCE FRIEDMAN    Date: 10/10/97
                                        -----------------
                                        BRUCE FRIEDMAN
                                        Director