Form 10KSB/A
period 1997-06-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1997-10-31
CIK 31079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT No. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the Fiscal Year Ended June 30, 1997

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                           Commission File No. 0-8027

                         EASTCO INDUSTRIAL SAFETY CORP.
                 (Name of small business issuer in its charter)

    NEW YORK                      5098                      11-1874010
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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                           Name of Each Exchange
Title of Class                                             on Which Registered
--------------                                             -------------------
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

                    YES  [X]              NO [_]

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


     Puerto Rico Safety Equipment and Disposable have elected to apply Section 936 of the Internal Revenue Code, effective July 1, 1979. The provisions of
Section 936 are effective until revoked by the Company. If the conditions of
Section 936(a)(2) are satisfied, the Section 936 credit equals the portion of the United States income tax that is attributable to taxable income from sources outside the United States derived from the active conduct of a trade or business within a United States possession, or the sale or exchange of substantially all of the qualified possession source investment income. Dividends payable by each subsidiary to the Company from operations are entitled to a 100% dividends received deduction but are subject to a 10% withholding tax in Puerto Rico. The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") imposes new limitations on computing the Possession Tax Credit under Section 936 for tax years beginning after 1993. The Company made an election in 1995 which reduced the credit to 60% of the 1994 level and which further phases out the credit by 5% in each subsequent year to a maximum credit of 40% in 1998. Since the credit is a function of future earnings, if any, the effect of such limitations cannot be determined at the present time. In addition, the Omnibus Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax Calculation. The Small Business Job Protection Act of 1996 further limits the Possession tax credit for years beginning after 2001 with the credit being eliminated for tax years beginning after 2005. No dividends have been declared on the aggregate undistributed earnings of Puerto Rico Safety Equipment and Disposable (which through June 30, 1997, aggregates approximately $1,868,000) and none are intended to be declared because it is management's intention to reinvest the earnings, if any, from such subsidiaries indefinitely. The Company believes that based upon current operations, the Omnibus Act will not have a material effect on the Company for the foreseeable future.

                                     PART II


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS


     a)   Not Applicable

     b)   Results of Operations
          ---------------------

     The Company's net loss for fiscal 1997 was $1,392,000, as compared to net income of $10,000 in fiscal 1996.

     Consolidated net sales during fiscal 1997 increased by 3.7% to approximately $27,988,000 from $26,983,000 during fiscal 1996. In fiscal 1997, Manufacturing Operations revenues increased 11.3% to $19,907,000 from $17,889,000 in fiscal 1996 while Distribution Operations revenues decreased 11.1% to $8,081,000 in fiscal 1997 from $9,094,000 in fiscal 1996. The Company believes that the overall increase in sales was due to continued increased demand for the Company's products in the manufacturing segment. The decrease in distribution sales was due to a change in focus in the Company's customers from end users engaged in hazardous material abatement ("environmental customers") to other industrial end users ("industrial customers"). This caused a $1,631,000 decrease in sales to environmental customers, only partially offset by a $618,000 increase in sales to industrial customers.

     The Company's overall gross profit percentage decreased in fiscal 1997 to 14.8% as compared to 20.3% in fiscal 1996. The gross profit percentage for the Distribution Operations decreased from 18.5% in fiscal 1996 to 16.8% in fiscal 1997 due to a change in the customer base from environmental customers to industrial customers where the customer base is more stable and credit worthy. The gross profit percentage for the Manufacturing Operations was 14.0% for fiscal 1997 as compared to 21.2% for fiscal 1996. This reduction was caused in part by (1) our contractor in Mexico not meeting our expected production levels, which forced higher production domestically at higher costs, (2) higher manufacturing costs due to payroll and other overhead increases, (3) increased sales in lower gross profit products, and (4) continued intense competition in the marketplace.

     During the first three months ended September 30, 1996 the Company sustained a decrease in sales due to hurricanes in Puerto Rico that affected both production and shipments and therefore sales for that quarter. This loss in production for the quarter caused lower production efficiencies in Puerto Rico because of the weather related down-time.

     Selling, general, and administrative expenses for fiscal 1997 were $4,870,000 or 17.4% of sales compared to $4,546,000 or 16.8% for the prior fiscal year. This increase was principally due to increased marketing expenses, including a new telemarketing program and catalogs, an increase in bad debt expense and operating expenses of the new glove manufacturing subsidiary in Minnesota acquired during April 1997.

     Interest expense was $681,000 for fiscal 1997 as compared to $836,000 in the prior year. This decrease was due principally to a reduction in interest rates from the Company's major lender from 2 1/2% to 1% over the prime rate and average lower borrowings during fiscal 1997.

     Net cash used for operating activities was principally a result of the Company's net loss, an increase in inventories and a reduction in accounts payable. Cash flows used in investing activities was for the purchase of property, plant, and equipment, and the acquisition of the glove manufacturing business in Minnesota completed in April 1997. Cash flows provided by financing activities was principally from the proceeds of the rights and public offering completed during November 1996.

     The Company, in connection with the purchase of the glove manufacturing business in Minnesota during the fourth quarter of fiscal 1997, borrowed $440,000 from Congress, issued 100,000 shares of its common stock valued at approximately $412,000, has agreed to make additional payments over the next three to five years aggregating at least $240,000, and paid cash of approximately $295,000(see Note 12 of the Notes to the Consolidated Financial Statements).

     As a result of the magnitude of the net loss recorded by the Company in the fourth quarter of its year ended June 30, 1997, management is analyzing its previously issued interim financial statements during said year in order to determine the extent, if any, that such fiscal data requires restatement.

     Outstanding options and warrants did not materially dilute earnings per share in fiscal 1996, but could do so in the future if there is a significant increase in the spread between their exercise price and the quoted market price of the Company's Common Stock. Such options and warrants were omitted from the loss per share calculations in fiscal 1997, as their inclusion would be antidilutive.

Adoption of New Accounting Standards
------------------------------------

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" for stock options and warrants granted to its employees, officers and directors and, therefore, continues to apply the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in its accounting for such grants. Accordingly, no compensation cost is recognized for these grants at issuance unless they are for less than fair value or are considered a variable award. If the Company had recognized compensation cost under the fair value method of SFAS 123, the net loss would have been approximately $1,453,000 and the related per share loss would have been $1.03 per share.

     Under Financial Accounting Standards Statement No. 128, "Earnings Per Share", public companies are required to calculate their primary earnings per share based upon the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is to be calculated giving effect to all potentially dilutive common shares that could be issued. This new rule becomes effective for annual and interim periods ending after December 15, 1997 and it is not currently expected to have a material effect on the Company's reported earnings per share.

Liquidity and Capital Resources
-------------------------------

     The Company has working capital as of June 30, 1997 of $2,474,000 as compared to working capital of $1,553,000 as of June 30, 1996. The increase resulted primarily from the net proceeds of the Company's shareholder rights and public offering offset in part by the effect of the loss for the year ended June 30, 1997. A substantial portion of the Company's working capital consists of inventory, which was $5,973,000 and $5,230,000 as of June 30, 1997, and 1996,
respectively. The Company is required to maintain substantial inventories of its numerous products to meet the immediate requirements of its customers who need products on short notice and who do not maintain an inventory of such products.

     In July 1996, the line of credit with Congress was amended and extended until October 1, 1999 with an option by Congress to extend the loan for an additional year. The line was increased to $9,000,000 with an interest rate at 1 1/4% above the prime rate which was reduced to prime plus 1% subsequent to the consummation of the Company's shareholder rights and public offering. The limits on borrowings were increased to 85% of eligible accounts receivable and 55% of eligible inventory. The amounts outstanding at June 30, 1997, and June 30, 1996 were $5,418,000 and $5,558,000, respectively. The Company had $629,000 available for borrowing at June 30, 1997 based on its formula with Congress. The loan is subject to certain working capital and net worth requirements and is collateralized by all of the assets of the Company not previously pledged under other loan agreements. Although the Company, at June 30, 1997, was not in compliance with the tangible net worth requirement of the loan agreement, Congress waived this default for this fiscal year and reduced the requirement for future periods (see Note 5 of the Notes to the Consolidated Financial Statements). The loan agreement prohibits the payment of cash dividends by the Company.

     The Company believes that its current working capital position, line of credit and operations will be sufficient to satisfy its cash needs through June 30, 1998.

     Management is addressing the causes of the loss incurred in fiscal 1997. The Company has negotiated better pricing for materials used in its products and switched to a new contractor in Mexico, who is able to produce higher quantities of the Company's major products at an expected cost reduction of approximately 10%. The Company's efficiency at the new glove manufacturing business in Minnesota is also continuing to improve.

         The Company has no material commitments for capital expenditures.

     As the present time, the Company, together with a variety of defendants, is a party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by the Company. The Company may become a party to additional asbestos-related actions in the future. The Company is also party to a non-asbestos product liability action. While as indicated in Item 3, Legal Proceedings, legal and settlement costs to the Company have not been material to date, the Company cannot, at this time, determine the outcome of these uncertainties which may have an adverse effect upon the liquidity of the Company in the future.

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

Item 7. FINANCIAL STATEMENTS

              See Consolidated Financial Statements annexed hereto.

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                                     INDEX




INDEPENDENT AUDITORS' REPORT                                            F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheet                                            F-3

  Consolidated Statements of Operations                                 F-4

  Consolidated Statements of Changes in Shareholders' Equity            F-5

  Consolidated Statements of Cash Flows                                 F-6

  Notes to Consolidated Financial Statements                            F-8

                          Independent Auditors' Report


Board of Directors and Shareholders
Eastco Industrial Safety Corp.
Huntington Station, New York


     We have audited the accompanying consolidated balance sheet of EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES as at June 30, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of Eastco Industrial Safety Corp. and Subsidiaries as at June 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                         /s/ Cornick, Garber & Sandler, LLP
                                             ------------------------------
                                             CERTIFIED PUBLIC ACCOUNTANTS

Uniondale, New York
October 27, 1997

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1997


                                     ASSETS
                                     ------
Current assets:
  Cash                                                             $    112,258
  Accounts receivable, net of $219,000 allowance for doubtful
    accounts (Note 5)                                                 4,561,053
  Inventories (Notes 1, 2 and 5)                                      5,972,904
  Other                                                                 670,155
                                                                   ------------

              Total current assets                                   11,316,370

Property, plant and equipment, net (Notes 1, 3, 5 and 6)              2,213,971
Excess of cost over net assets acquired (Note 1)                        448,910
Other assets                                                             61,338
                                                                   ------------

              T O T A L                                            $ 14,040,589
                                                                   ============
                                   LIABILITIES
                                   -----------
Current liabilities:
  Loans payable (Note 5)                                           $  5,417,675
  Current maturities of long-term debt (Note 6)                         278,821
  Accounts payable                                                    2,770,626
  Accrued expenses                                                      374,764
                                                                   ------------

              Total current liabilities                               8,841,886

Long-term debt, less current maturities (Note 6)                        811,410
                                                                   ------------

              Total liabilities                                       9,653,296
                                                                   ------------

Commitments and contingencies (Notes 8 and 11)

                              SHAREHOLDERS' EQUITY
                              --------------------
                               (Notes 1, 6 and 7)

Preferred stock, $.01 par value; authorized 1,000,000
  shares; no shares outstanding                                             --
Common stock, $.12 par value; authorized 20,000,000
  shares; 1,683,079 shares outstanding                                  201,970
Additional paid-in capital                                            9,807,708
(Deficit) (statement attached)                                       (5,622,385)
                                                                   ------------

              Total shareholders' equity                              4,387,293
                                                                   ------------

              T O T A L                                            $ 14,040,589
                                                                   ============


      The notes to consolidated financial statements are made a part hereof

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Year Ended June 30,
                                                ---------------------------
                                                    1997           1996
                                                ------------    -----------
Net sales                                       $ 27,987,969    $26,982,699
                                                ------------    -----------

Costs and expenses:
  Cost of sales (Note 1)                          23,838,094     21,495,693
  Selling, general and
    administrative (Note 1)                        4,870,030      4,546,222
  Interest                                           680,749        836,359
  Other (income) expenses (net)                       (9,074)        16,388
  Settlement with former underwriter (Note 7)                        78,000
                                                ------------    -----------

      Total costs and expenses                    29,379,799     26,972,662
                                                ------------    -----------

NET INCOME (LOSS)                               $ (1,391,830)   $    10,037
                                                ============    ===========

Income (loss) per share (Note 1):
  Primary                                           $(.98)          $.02
                                                    =====           ====

  Assuming full dilution                            $(.98)          $.02
                                                    =====           ====

Average number of shares used in computing
per share amounts:
  Primary                                          1,413,775        595,758
                                                ============    ===========

  Assuming full dilution                           1,413,775        595,758
                                                ============    ===========


     The notes to consolidated financial statements are made a part hereof.

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (NOTES 1, 6 and 7)


                                                                   Additional
                                            Common Stock*            Paid-In
                                          Shares      Amount         Capital          (Deficit)         Total
                                        ---------    --------       ----------       -----------     -----------
BALANCE - JULY 1, 1995                    347,738     $41,729       $6,224,509       $(4,240,592)    $ 2,025,646
Shares issued on settlement
  with former underwriter                  10,000       1,200           70,825                            72,025
Exercise of Class A warrants                3,750         450           48,300                            48,750
Shares issued on conversion
  of subordinated debenture                26,374       3,165          121,963                           125,128
Purchase and retirement of
  common stock                            (21,374)     (2,565)        (177,435)                         (180,000)
Shares issued in private
  placement                               399,000      47,880          454,314                           502,194
Net income for the year ended
  June 30, 1996                                                                           10,037          10,037
                                        ---------    --------       ----------       -----------     -----------

BALANCE - JUNE 30, 1996                   765,488      91,859        6,742,476        (4,230,555)      2,603,780
Shares issued in private
  placement                               114,000      13,680          140,320                           154,000
Shares issued in shareholder
  rights and public offering              703,591      84,431        2,524,405                         2,608,836
Sale of warrants to
  underwriter                                                                7                                 7
Shares issued for acquisition
  of glove manufacturing business         100,000      12,000          400,500                           412,500
Net loss for the year ended
  June 30, 1997                                                                       (1,391,830)     (1,391,830)
                                        ---------    --------       ----------       -----------     -----------

BALANCE - JUNE 30, 1997                 1,683,079    $201,970       $9,807,708       $(5,622,385)    $ 4,387,293
                                        =========    ========       ==========       ===========     ===========


* Gives effect to the 1-for-10 reverse stock split in August 1996.



     The notes to consolidated financial statements are made a part hereof.

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Year Ended June 30,
                                                      -------------------------
INCREASE (DECREASE) IN CASH AND                          1997           1996
  CASH EQUIVALENTS                                    -----------   -----------

Cash flows from operating activities:
  Net income (loss)                                   $(1,391,830)   $   10,037
                                                      -----------   -----------

  Adjustments to reconcile results of
  operations to net cash effect of
  operating activities:
    Depreciation and amortization                         144,606       134,290
    Provision for losses on
      accounts receivable                                 104,736       105,732
    Shares issued for services and settlement
      with former underwriter                                            72,025
    Net changes in assets and liabilities (excluding
    assets related to glove manufacturing
    business acquisition):
      Accounts receivable                                   3,281      (876,629)
      Inventories                                        (603,667)     (866,339)
      Other current assets                               (228,392)       40,105
      Other assets                                        145,572       (75,122)
      Accounts payable                                   (463,505)      343,084
      Accrued expenses                                     83,423       (40,566)
                                                      -----------   -----------

        Total adjustments                                (813,946)   (1,163,420)
                                                      -----------   -----------

        Net cash used for operating activities         (2,205,776)   (1,153,383)
                                                      -----------   -----------

Cash flows from investing activities:
  Acquisition of property and equipment                  (281,362)      (93,274)
  Acquisition of glove manufacturing business            (734,526)
                                                      -----------   -----------

           Net cash used for investing activities      (1,015,888)      (93,274)
                                                      -----------   -----------



(Continued)
                                       F-6

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -2-


                                                                  Year Ended June 30,
                                                              ---------------------------
                                                                  1997            1996
                                                              ------------    -----------
Cash flows from financing activities:
   Repayments of long-term debt                               $   (79,551)    $   (48,762)
   Borrowings under line of credit agreements                  32,054,480      28,621,372
   Repayments under line of credit agreements                 (32,489,880)    (27,697,205)
   Borrowing under Bridge loan                                                    500,000
   Repayment of Bridge loan                                                      (500,000)
   Net proceeds from private placement of common stock            154,000         502,194
   Net proceeds from convertible subordinated debenture                           225,128
   Net proceeds from shareholder rights and public offering     2,608,843
   Borrowings to finance acquisition of
     glove manufacturing business                                 440,000
   Repayment of convertible subordinated debenture                               (100,000)
   Proceeds from exercise of Class A warrants                                      48,750
   Purchase of treasury stock                                                    (180,000)
                                                              -----------     -----------

      Net cash provided by financing activities                 2,687,892       1,371,477
                                                              -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               (533,772)        124,820

Cash and cash equivalents - July 1                                646,030         521,210
                                                              -----------     -----------

CASH AND CASH EQUIVALENTS - JUNE 30                           $   112,258     $   646,030
                                                              ===========     ===========

Supplemental disclosure of cash paid for:
   Interest                                                   $   680,749     $   836,359
                                                              ===========     ===========

   Taxes                                                      $    12,758     $     5,440
                                                              ===========     ===========

Supplemental disclosure of noncash
financing activities:
   Noncash consideration for acquisition of
   glove manufacturing business:
     Common stock issued                                      $   412,500
                                                              ===========

     Minimum guaranteed payments                              $   240,000
                                                              ===========

   Conversion of convertible subordinated
     debenture into common stock                                              $   150,000
                                                                              ===========

   Retirement of treasury stock                                               $   128,000
                                                                              ===========



     The notes to consolidated financial statements are made a part hereof.

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996



NOTE 1 -  Summary of Significant Accounting Policies:

          Operations:

          The Company operates in two industry segments. The first is the manufacture and sale of industrial protective clothing products to distributors throughout the United States and in Puerto Rico. The second is the distribution and sale of industrial protective clothing and other protective products directly to "end users" located primarily in the Northeastern United States.

          The Company's manufacturing division uses Tyvek(R) to produce disposable clothing. Tyvek(R) is sold solely by E.I. Dupont Industries, Inc. Products made of Tyvek(R) accounted for approximately 44% and 41% of consolidated sales for the years ended June 30, 1997 and 1996, respectively.

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


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996



NOTE 1 -  Summary of Significant Accounting Policies (Continued):

          Cash Equivalents:

          Cash  equivalents  include   certificates  of  deposit  with  original
          maturities of 90 days or less.

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

          Excess of Cost Over Net Assets Acquired:

          The excess of cost over the net assets of a business acquired in April 1997 is being amortized on a straight-line basis over its estimated useful life of 20 years (Note 12). Management intends to periodically evaluate this asset for impairment using estimated future cash flows from the acquired business and other estimates of cost recoverability.

          Fair Value of Financial Instruments:

          Cash and cash equivalents, receivables, loans payable and long-term debt are reflected in the balance sheet at amounts considered by management to reasonably approximate their fair value because of their relative short-term maturities, recent incurrance or because they bear variable interest rates.

          Stock Options and Warrants:

          The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" for stock options and warrants granted to its employees, officers and directors and, therefore, continues to apply the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in its accounting for such grants. Accordingly, no compensation cost is recognized for these grants unless they are for less than fair value at issuance or are considered a variable award.


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996



NOTE 1 -  Summary of Significant Accounting Policies (Continued):

          Per Share Amounts:

          Primary earnings per share amounts have been computed utilizing the weighted average number of common and, if material, common equivalent shares outstanding during the period. Fully diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding. Per share amounts give effect to the 1-for-10 reverse stock split approved by the shareholders in August 1996. All other per share amounts and information set forth in the attached financial statements and the notes thereto have also been adjusted to give effect to the reverse stock split. Common equivalent shares have not been included in the loss per share amounts for the year ended June 30, 1997 as the result would be anti-dilutive.


NOTE 2 -  Inventories:

          Inventories consist of the following at June 30, 1997:

            Raw materials                      $2,049,328
            Work-in-process                     1,145,395
            Finished goods                      2,778,181
                                               ----------
                     Total                     $5,972,904
                                               ==========


NOTE 3 -  Property, Plant and Equipment:

          Property, plant and equipment is comprised of the following at June 30, 1997:

                                                                      Estimated
                                                                     Useful Life
                                                                       (Years)
                                                                       -------
            Cost:
              Land                                    $  382,000
              Building and leasehold improvements         833,741       5 - 40
              Machinery and equipment                   2,106,191       3 - 10
              Furniture and fixtures                      246,163       7 - 10
                                                      -----------

                     Total                              3,568,095

            Less accumulated depreciation
              and amortization                          1,354,124
                                                      -----------

                     Balance                          $ 2,213,971
                                                      ===========



(Continued)                              F-10

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996



NOTE 4 -  Income Taxes:

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). While SFAS 109 requires the recognition of a deferred tax asset for the benefit of net operating loss carryforwards, it also requires the recognition of a valuation allowance when it is more likely than not that such benefit will not be realized. As a result of the Company's history of losses, it has recorded a valuation allowance equal to the net deferred tax asset account as of June 30, 1997.

          Deferred income taxes relate to the following temporary differences and carryforwards as of June 30, 1997:

            Deferred tax assets:
              Net operating loss carryforwards                $ 2,121,000
              Allowance for doubtful accounts
                 and credits                                       88,000
              Tax basis adjustments to inventory                   51,000
                                                              -----------

                   Total                                        2,260,000

            Less deferred tax liability:
              Accelerated depreciation of
                 property and equipment                            37,000
                                                              -----------

                   Balance                                      2,223,000

            Less valuation allowance                           (2,223,000)
                                                              -----------
            Net deferred income taxes after
              valuation allowance                             $       --
                                                              ===========


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 4 -  Income Taxes (Continued):

          Two wholly-owned Puerto Rico based subsidiaries have been granted exemptions from paying Puerto Rico income taxes under provisions of the Puerto Rico Industrial Tax Exemption Act of 1963, provided such subsidiaries continue to meet the terms and conditions of their grants. One subsidiary's exemption expires June 30, 1999. This subsidiary has received a 90% exemption from Puerto Rico income taxes and a 75% exemption from Puerto Rico municipal and property taxes. The second subsidiary has received a 90% exemption from Puerto Rico income and property taxes and a 60% exemption from Puerto Rico municipal income taxes to June 2006. These subsidiaries have elected, pursuant to Section 936 of the Internal Revenue Code, to receive credits equivalent to the amount of Federal income taxes which would otherwise be due on their income. The Omnibus Budget Reconciliation Act of 1993 imposes limitations on computing the Possession Tax Credit under
          Section 936 for tax years beginning after 1993. In addition, the Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax calculation. The Small Business Job Protection Act of 1996 further limits the Possession Tax Credit for years beginning after 2001 with the credit being eliminated after the years beginning after 2005.

          Dividends, if paid by the Puerto Rico based subsidiaries, are subject to a withholding tax of 10%; however, no taxes have been provided on their aggregate undistributed earnings (of approximately $1,868,000 at June 30, 1997) because it is management's intention to reinvest such earnings indefinitely.

          A reconciliation between the expected tax expense at the statutory federal income tax rate and the Company's actual income tax expense is as follows:

                                                               Year Ended
                                                                June 30,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
              Income tax expense (benefit)
                at the statutory rate                   $ (529,000)   $   3,000
              Effect of net operating loss of
                Puerto Rican subsidiaries for
                which there is no current tax
                benefit                                    172,000
              Effect of domestic net operating
                loss for which there is no
                current tax benefit                        357,000
              Benefit of utilization of net
                operating loss carryforwards                             (3,000)
                                                        ----------    ----------
                Actual income tax expense               $      --     $     --
                                                        ==========    ==========


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 4 -  Income Taxes (Continued):

          At June 30, 1997, the Company has net operating loss carryforwards of approximately $5,582,000 for federal income tax purposes. Such carryforwards expire in 2005 through 2012. As a result of the private placement offering in June 1996, the amount of the loss carryforwards which can be utilized to offset future taxable income will be limited to approximately $345,000 a year, plus any loss carryforwards incurred after June 30, 1996. However, to the extent such annual limitation is not utilized in any year, it may be further carried forward until the carryforward would have otherwise expired.


NOTE 5 -  Loans Payable:

          Loans payable at June 30, 1997 are comprised of borrowings under the Company's line of credit agreement with Congress Financial Corporation ("Congress").

          The Company amended and extended its line of credit agreement with Congress during 1997. The line which expires in October 1999 provides for borrowings up to $9,000,000 with interest payable monthly at 1% above the prime rate, plus an unused line fee of 1/4% a year. Borrowings are limited to 85% of eligible accounts receivable and 55% of eligible inventory up to maximum inventory borrowings of $2,875,000. The loans are subject to certain working capital and net worth requirements and are collateralized by all assets of the Company not previously pledged under other loan agreements. The loan agreement prohibits the payment of dividends by the Company. In September 1993, Congress sold to three individuals, who are officers and directors of the Company, a $250,000 junior participation in the loans made to the Company. The Company had an informal agreement with Congress, whereby Congress agreed to provide the Company an additional $500,000 in borrowing availability of which $250,000 was repaid at $11,250 a week beginning November 1, 1993. Congress repurchased $35,000 of the junior participations in May 1996 and the remaining balance during November 1996.

          The Company was not in compliance with the tangible net worth requirement at June 30, 1997. However, Congress has waived such covenant and amended it downward to $3,600,000 for the year ending June 30, 1998, $4,100,000 commencing July 1, 1998 and for the year ending June 30, 1999 and $4,600,000 thereafter.


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 6 -  Long-Term Debt:

          Long-term debt is comprised of the following:

            Mortgage  payable - interest at 12% per
              annum, collateralized by land, building
              and personal property (a)                             $  433,736

            Mortgage payable - interest at 1 1/4% above
              the prime rate, collateralized by all assets
              of the Puerto Rico subsidiaries (b)                      215,311

            Term loan - interest at 1 1/4% above the
              prime rate, collateralized by all assets of the
              Company not previously pledged (c)                       209,517

            Guaranteed payments for purchase of glove
              manufacturing business (see Note 12) (d)                 231,667
                                                                    ----------

                       Total                                         1,090,231

            Less current maturities                                    278,821
                                                                    ----------
            Noncurrent portion                                      $  811,410
                                                                    ==========


          Maturities of the noncurrent portion of long-term debt are as follows:

            Year ending June 30:
               1999                                                $277,600
               2000                                                 151,400
               2001                                                  53,000
               2002                                                  54,000
               2003                                                 275,410
                                                                   --------
                       Total noncurrent portion                    $811,410
                                                                   ========


(Continued)                             F-14

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 6 -  Long-Term Debt (Continued):

          (a) The mortgage, with an original interest rate of 14.0% per annum and which was due in July 1997, was amended and extended on September 26, 1996. The amendment reduced the annual interest rate to 12.0% commencing July 1, 1997, with monthly payments of
               $6,223 until July 1, 2002 when the remaining balance of approximately $275,000 is payable. In connection with the original mortgage in 1992, the Company issued five year warrants to acquire 10,833 shares at $30.00 a share. In January 1995, the Company reduced the exercise price to $13.00 and extended the expiration date until April 1999. Approximately 38% of this mortgage is held by a group of investors which includes the spouses of certain officers and directors and a past director of the Company. Interest on the mortgage aggregated approximately $65,000 and $72,000 for the years ended June 30, 1997 and 1996, respectively.

          (b) The mortgage is repayable in 29 monthly principal installments of $7,690 plus interest to October 1, 1999. The funds received were used for the acquisition of the glove manufacturing business (see
               Note 12).

          (c) The term loan is repayable in 29 monthly principal installments of $7,483, plus interest to October 1, 1999. The funds received were also used for the acquisition of the glove manufacturing business (see Note 12).

          (d) This amount is comprised of guaranteed payments to two individuals in connection with the acquisition of the glove manufacturing business. One individual is entitled to 10% of income before taxes (as defined) of the glove manufacturing business for the five year period commencing July 1, 1997, up to a maximum of $180,000, but in no event less than $18,000 per year, for which the Company has accrued the $90,000 minimum payment. The second individual entered into a consulting agreement with the Company for a three year period commencing April 17, 1997, which calls for a fee of $50,000 per year, payable in monthly installments. The Company has accrued the $150,000 required payment.

               The $240,000 aggregate minimum payments, which are due regardless of continued employment, have been recorded as additional purchase price. No imputed interest has been recorded on these payments as the effect would be immaterial.



(Continued)                              F-15

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996




NOTE 7 -  Shareholders' Equity:

          Preferred Stock:

          On August 12, 1996, the shareholders of the Company approved an amendment to the Company's certificate of incorporation to authorize 1,000,000 shares of preferred stock. No preferred shares have been issued.

          Common Stock:

          On August 12, 1996, the shareholders of the Company approved a 1-for-10 reverse stock split of all outstanding shares of the Company's common stock. The financial statements and notes thereto give effect to this split for all periods presented.

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

          In April 1996, the holder of a $250,000 convertible subordinated debenture, issued in February 1996, converted $150,000 of the debenture into 26,374 shares of the Company's common stock. The Company repurchased 21,374 of these shares for $180,000 and retired the stock. The remaining $100,000 balance of the debenture was repurchased for $120,000. The $20,000 excess has been included with interest expense for the year ended June 30, 1996.



(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 7 -  Shareholders' Equity (Continued):

          Common Stock (Continued):

          On April 19, 1994, the Company sold in a public offering 200,000 units at $20.00 per unit, each unit consisting of one share of the Company's common stock and one Class A warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $24.00 a share from April 12, 1995 through April 12, 1999. In January 1995, the Company reduced the exercise price to $13.00 a share. These warrants are redeemable by the Company commencing April 12, 1995 at $1.00 a warrant, provided that the high bid price of its stock is at least $19.50 for the required number of days prior to the Notice of Redemption. The Company also granted to the underwriter an option to purchase, at the same price, 30,000 units to cover over-allotments. This option was exercised in May 1994. In addition, the Company sold to the underwriter for $10 an option, exercisable from April 12, 1995 to April 12, 1999, to purchase 23,000 additional units at $29.00 a unit and entered into a two year consulting agreement with the underwriter at a total cost of $72,000. Subsequent to the public offering, two officers of the underwriter became directors of the Company until their resignations on July 10, 1995.

          On July 10, 1995, the Company issued 10,000 shares of common stock to the underwriter of its 1994 public stock offering in exchange for the cancellation of all of its rights under the Underwriting Agreement. The $78,000 cost thereof, equal to the market value of the shares issued and legal expenses incurred, is separately reflected on the consolidated statement of operations for the year ended June 30, 1996.

          In  October  1996,  the  Company  sold,   pursuant  to  a  combination
          shareholder rights and public offering, 703,591 units at $5.00 per share, with each unit consisting of one share of common stock and one Class B warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.25 per share during the period from twelve months to three years after the closing date of the offering. The warrants may be repurchased by the Company, upon 30 days prior written notice, eighteen months after the offering at $.01 per warrant if the high bid price of the common stock for the 15 consecutive trading days ending on the third day prior to the date of notice is in excess of 150% of the exercise price of the warrant. The Company also sold to the offering agent/underwriter, for a total of $7, warrants to purchase 70,359 units. The warrants are exercisable at $6.00 per unit for four years commencing in November 1997. In addition, the Company entered into a one year consulting agreement with the offering agent/underwriter for approximately $70,000.


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 7 -  Shareholders' Equity (Continued):

          Private Placements:

          On June 28, 1996, the Company issued, in a private placement, 10 1/2 units at $57,000 a unit, with each unit consisting of 38,000 shares of the Company's common stock. The net proceeds to the Company were approximately $501,000 after fees to the placement agent and other expenses. The proceeds were used to repay a $500,000 bridge loan obtained in May 1996. On July 9, 1996, an additional 3 units were sold for net proceeds of approximately $165,000. The Company issued three year warrants to purchase 2,500 shares of common stock at $10.00 a share in connection with the foregoing transactions.

          Other Warrants:

          On May 13, 1996, warrants to purchase 9,003 shares each were granted to the Company's then president and two of the vice-presidents for their gurantees of overadvances by Congress (see Note 5). The warrants are exerciseable until February 23, 2001 at $5.35 per share.

          On July 26, 1995, the Company issued to a consulting firm, which is the employer of a then new director of the Company, a five year warrant to purchase 12,500 shares of the Company for $12.50 a share.

          In January 1994, a corporate officer/director of the Company purchased a warrant from a prior lender. The warrant is for 92,477 shares at $5.62 per share. The expiration date of this warrant was extended from March 31, 1997 until April 11, 1999.

          Incentive Stock Option Plans:

          Under the Company's 1983 Incentive Stock Option Plan, options could be granted to June 23, 1993 for a maximum of 5,625 shares of the Company's common stock. At June 30, 1997, options to purchase 865 shares at $26.64 to $30.00 a share are outstanding; no further options may be granted under this plan.

          The Company's 1992 Incentive Stock Option Plan provides for the granting of options for 20,000 shares of the Company's common stock to December 20, 2002. At June 30, 1997, options to purchase 300 shares at $27.50 are outstanding. The Company has agreed not to issue any additional options under this plan.

          The Company's 1994 Incentive Stock Option Plan provides for the granting of options for 10,000 shares of the Company's common stock to January 2004. At June 30, 1997, options to purchase 8,500 shares at $10.63 are outstanding.


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 7 -  Shareholders' Equity (Continued):

          Incentive Stock Option Plans (Continued):

          On August 12, 1996, the shareholders approved the adoption of the 1996 Incentive Stock Option Plan, which provides for the granting of options for 300,000 shares, to key employees, of the Company's common stock until May 2006. On June 24, 1997, the Company issued options to purchase 231,400 shares at $2.25 a share; 59,400 of these options vested on issue date, 32,000 will vest over the next four years based upon employment and the remaining balance vest based upon the Company achieving certain sales and income requirements.

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

          Transactions under the above plans are summarized as follows:

                                                                       Weighted Average
                                                      Shares       Exercise Price Per Share
                                                      -------      ------------------------
            Outstanding - June 30, 1995 and 1996        9,665             $12.60

            Granted during year ended June 30,
              1997                                    231,400              $2.25
                                                      -------

            Outstanding - June 30, 1997               241,065              $2.66
                                                      =======


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 7 -  Shareholders' Equity (Continued):

          Other Stock Options:

          1996 Stock Options:

          On August 12, 1996, the shareholders approved the adoption of the 1996 Nonqualified Stock Option Plan which provides for the granting of options for 300,000 shares of the Company's stock until August 2006. On June 24, 1997, the Company issued ten-year options to purchase 143,000 shares at $2.25 a share. These options vest based upon the Company meeting certain sales and income requirements.

          1995 Stock Options:

          On January 20, 1995, the Board of Directors granted to the Company's then president and two vice-presidents ten-year nonqualified options to purchase 82,236 shares each at $5.17 per share. The options are exercisable after five years but may become exercisable sooner upon the Company achieving pretax earnings targets. Based on the earnings for the year ended June 30, 1995, options for 123,355 shares are currently exercisable.

          Other nonqualified options outstanding at June 30, 1997, under prior years' grants, aggregate 3,108 shares at $16.88 to $30.00 a share.

          The  following  table  summarizes   information  about  stock  options
          outstanding at June 30, 1997.


                                      Options Outstanding             Options Exercisable
                                --------------------------------    -----------------------
                                           Weighted    Weighted                   Weighted
                                            Average    Average                    Average
                                           Remaining   Exercise                   Exercise
               Range of                   Contractual   Price                      Price
             Exercise Prices     Shares       Life     Per Share      Shares      Per Share
             ---------------    --------   ----------  ---------    ---------     ---------
             $  .01 - $ 5.00     374,400    10 years    $  2.25        88,000    $  2.25
             $ 5.01 - $10.00     246,708    7.5 years      5.17       123,354       5.17
             $10.01 - $20.00      11,500    5.3 years     12.26        11,500      12.26
             $20.01 - $30.00       1,273    2.1 years     27.28         1,273      27.28
                                --------                              -------

                Totals           633,881                              224,127
                                ========                              =======


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 7 -  Shareholders' Equity (Continued):

          Stock Options (Continued):

          If the Company had elected to recognize compensation cost for option grants to its employees, officers and directors under the fair value method of SFAS No. 123, rather than continue to apply Accounting Principles Board Opinion No. 25 provisions, net income (loss) and the related per share amounts would have been reported as indicated by the following pro forma amounts:

                                                    Year Ended June 30,
                                                 ------------------------
                                                     1997        1996
                                                 -----------  -----------
            Net income (loss):
              As reported                       $(1,391,830)     $10,037
              Pro forma                          (1,452,962)      10,037

            Income (loss) per share:
              As reported                          $ (.98)        $.02
              Pro forma                            $(1.03)        $.02

          The fair values of the Company's stock options used to compute the above pro forma disclosures are their estimated present values at grant date using the Black-Scholes option pricing model with the following assumptions for 1997; expected volatility of 80.4%, a risk free interest rate of 6.7% and an expected holding period of ten years.

          The following summarizes all shares reserved at June 30, 1997 under options and warrants outstanding:

                                                                    Price Per
                                                      Number      Share or Unit
                                                      ------      -------------
            Stock options:
              Incentive stock option plans           241,065     $ 2.25 - $30.00
              Nonqualified options                   392,816     $ 2.25 - $30.00
            Warrants:
              Class A                                226,250     $13.00
              Class B                                703,591     $ 6.25
              Other                                  220,589     $ 1.00 - $13.00

(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 8 -  Commitments and Contingencies:

          Rent:

          The  Company  is   obligated   through   August  2003  under   several
          noncancellable long-term operating leases covering office, factory and warehouse facilities. Minimum annual rentals under these leases are:

              Year ending June 30:
                 1998                                       $127,000
                 1999                                        137,000
                 2000                                        157,000
                 2001                                        142,000
                 2002                                        151,000
              Thereafter                                     180,000
                                                             -------
                        Total                               $894,000
                                                            ========

          Rent expense, including month-to-month rentals, was $289,000 and $226,000 in the fiscal years ended June 30, 1997 and 1996.

          Employment Agreements:

          The Company had employment agreements with three of its officers which commenced on July 1, 1995. On March 1, 1997, these officers were appointed to new positions with certain changes to their agreements and two new officers were elected. The following is a summary of these employment agreements as of June 30, 1997:

                                                    Expiration        Current
                       Officer                         Date        Annual Salary
             ----------------------------           ----------     -------------

             President (a)                         July 1, 2000       $125,000
             Senior Vice-President (b)             July 1, 2000       $133,000
             Senior Vice-President and
               Treasurer (c)                       July 1, 2000       $ 85,500
             Vice-President of Finance             January 31, 2000   $ 92,500
             Vice-President of Manufacturing       January 31, 2000   $ 96,500


             (a) This officer is entitled to a bonus of 3 1/3% of the Company's income before taxes and interest and a bonus of 3/4 of 1% of net sales in excess of $20,500,000.


(Continued)                           F-22

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 8 -  Commitments and Contingencies (Continued):

          Employment Agreements (Continued):

               (b) This officer is entitled to a bonus of 3 1/3% of the Company's income before taxes and interest.

               (c) This officer is entitled to a bonus of 3 1/3% of the Company's income before taxes and interest.

          Each of the agreements provides for minimum annual increases of 10%, commencing at various dates and has automatic renewal provisions.

          In addition, should an unrelated party obtain more than 20% of the Company's then outstanding stock, other than by transactions initiated by the Company, the following will occur for three of the officers:

               (a) Each will be paid a bonus equal to their minimum base salary for the next three years.

               (b) All rights (options, warrants, etc.) will become immediately vested and exercisable.

          For the remaining two officers, should a majority of the Board of Directors be replaced, other than by voluntary resignation or their demise, the employees can terminate their agreement within six months of such occurance and receive a one time bonus of three times their current salary.

          All bonuses for the years ended June 30, 1997 and 1996 have been waived and the bonuses based on income before taxes and interest have been waived through June 30, 2000.


NOTE 9 -  Profit Sharing Plan:

          The Company's qualified profit sharing plan for eligible full-time employees, which includes a 401(k) salary reduction feature, requires a matching contribution from the Company of up to $500 per employee for the 401(k) feature and provides for discretionary profit sharing contributions by the Company, as approved by its Board of Directors. Contribution expense was approximately $6,900 for the year ended June 30, 1997. There were no required matching contributions or authorized contributions for the year ended June 30, 1996.


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 10 - Industry Segment Information:

          Information for the Company's distribution and manufacturing segments for the years ended June 30, 1997 and 1996 is summarized as follows:


                 1997                 Distribution   Manufacturing     Total
          ------------------------    ------------   -------------  -----------
          Net sales                    $ 8,081,082    $19,906,887   $27,987,969
                                       ===========    ===========   ===========

          Operating profit (loss)      $  (155,685)   $   874,739   $   719,054
                                       ===========    ===========

          General corporate expenses                                 (1,430,135)
          Interest expense                                             (680,749)
                                                                    -----------
          Net loss                                                  $(1,391,830)
                                                                    ===========

          Identifiable assets          $ 4,408,928    $ 9,631,661   $14,040,589
                                       ===========    ===========   ===========
          Capital expenditures         $    81,570    $   993,792   $ 1,075,362
                                       ===========    ===========   ===========
          Depreciation and amortiza-
            tion expense               $    62,893    $    81,713   $   144,606
                                       ===========    ===========   ===========


                 1996                 Distribution   Manufacturing     Total
          ------------------------    ------------   -------------  -----------
          Net sales                    $ 9,094,046    $17,888,653   $26,982,699
                                       ===========    ===========   ===========

          Operating profit             $   133,760    $ 2,124,131   $ 2,257,891
                                       ===========    ===========

          General corporate expenses                                 (1,411,495)
          Interest expense                                             (836,359)
                                                                    -----------
          Net income                                                $    10,037
                                                                    ===========

          Identifiable assets          $ 5,182,514    $ 7,289,591   $12,472,105
                                       ===========    ===========   ===========
          Capital expenditures         $    43,704    $    49,570   $    93,274
                                       ===========    ===========   ===========
          Depreciation and amortiza-
            tion expense               $    58,941    $    75,349   $   134,290
                                       ===========    ===========   ===========


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


NOTE 11 - Litigation:

          At June 30, 1997, the Company is a defendant in approximately 300 lawsuits, together with a multitude of other defendants, in actions alleging exposure by approximately 1,900 first party plaintiffs to asbestos and products containing asbestos sold by the Company over unspecified periods of time.

          To June 30, 1997 and since 1981, the Company estimates approximately 920 actions on behalf of approximately 8,100 first party plaintiffs have been instituted against it concerning asbestos related claims and that claims of approximately 6,200 plaintiffs have been terminated. The foregoing numbers assume the consummation of pending settlements. The Company estimates that with the exception of defense costs, a total of approximately $1,500,000 has been agreed to in settlements to date with regard to the terminated actions of which all but $30,000 has been paid by the Company's insurance carriers. To June 30, 1997, the Company has paid less than $40,000 for legal and defense costs to counsel appointed by the insurance companies to defend it. The Company entered into an agreement with its primary insurance companies, wherein its liability is limited to 12% of the cost of the defense liability and 17% of the settlement claim of certain litigation. The agreement, which is subject to policy limitations on each insurance policy, may be terminated at any time upon 90 days notice by any of the parties provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than 12 months from the date the notice is given. In May 1991, the Company reached an agreement with Mount Vernon Fire Insurance Company, one of its primary insurance carriers, with respect to its pending and future asbestos litigation. Mount Vernon agreed to contribute 6.25% to the Company's defense costs and 6.25% to its indemnity costs for so long a period of time as $100,000 in aggregate has not been paid for indemnity costs. This agreement applied only during the period Mount Vernon provided insurance coverage, which is between April 1, 1968 to April 1, 1969. However, because past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs and because, as of this date, management is still unable to fully ascertain the extent of insurance coverage applicable to asbestos claims against the Company or the extent to which insurance carriers will provide coverage, neither management nor counsel is able to predict the outcome of these matters or the range of any potential liability that might result. In addition, based on past history, management believes it is likely that there will be additional asbestos action instituted against the Company.


(Continued)

                         EASTCO INDUSTRIAL SAFETY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996


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


NOTE 12 - Acquisition of Glove Manufacturing Business:

          In April 1997, the Company, through Eastco Glove Technologies, Inc. (a newly formed wholly-owned subsidiary) acquired all the common stock of Protective Knitting, Inc. ("PKI") and certain machinery, equipment and inventory from a company related to PKI. The purchase price was approximately $1,387,000 which has been recorded as follows:

            Inventory                                       $  139,000
            Machinery and equipment                            794,000
            Excess of cost over net assets
              acquired                                         454,000
                                                            ----------
                                                            $1,387,000
                                                            ==========

          In connection with this purchase, the Company borrowed $440,000 from Congress, (see Note 6), issued 100,000 shares of its common stock valued at approximately $412,000 and has agreed to make additional payments to PKI's former owners over the next three to five years which aggregate at least $240,000. The remaining purchase price, including closing costs was paid in cash. The acquisition has been accounted for as a purchase transaction. The operations of PKI prior to its acquisition were immaterial in relation to those of the Company.


NOTE 13 - Quarterly Results of Operations:

          The Company's previously reported unaudited net loss for the nine months ended March 31, 1997 was $70,422, whereas the attached financial statements reflect a net loss of $1,391,830 for the year ended June 30, 1997.

          As a result of the magnitude of the net loss recorded by the Company in the fourth quarter of its year ended June 30, 1997, management is currently analyzing its previously issued interim financial statements during such year in order to determine the extent, if any, that such financial data requires restatement.

     The following exhibit is annexed hereto:

27.01 Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EASTCO INDUSTRIAL SAFETY CORP.

                                 By:/s/LAWRENCE DENSEN            Date: 10/29/97
                                    ---------------------------
                                       LAWRENCE DENSEN

                                       President and Chief Executive Officer


                                 By:/s/ARTHUR J. WASSERSPRING     Date: 10/29/97
                                    ---------------------------
                                       ARTHUR J. WASSERSPRING
                                       Vice President of Finance, and
                                       Chief Financial Officer

     In accordance with the Exchange Act, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By:/s/LAWRENCE DENSEN            Date: 10/29/97
                                    ---------------------------
                                       LAWRENCE DENSEN
                                       Director

                                 By:/s/ALAN DENSEN                Date: 10/29/97
                                    ---------------------------
                                       ALAN DENSEN
                                       Director

                                 By:/s/CHARLES HOLZBERG           Date: 10/29/97
                                    ---------------------------
                                        CHARLES HOLZBERG
                                        Director

                                 By:/s/MARTIN FLEISHER            Date: 10/29/97
                                    ---------------------------
                                        MARTIN FLEISHER
                                        Director

                                 By:/s/ANTHONY P. TOWELL          Date: 10/29/97
                                    ---------------------------
                                       ANTHONY P. TOWELL
                                       Director

                                 By:/s/BRUCE FRIEDMAN             Date: 10/29/97
                                    ---------------------------
                                       BRUCE FRIEDMAN
                                       Director

                                 By:/s/JAMES A. FAVIA             Date: 10/29/97
                                    ---------------------------
                                       JAMES A. FAVIA
                                       Director