Form 10-Q
period 1997-09-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1997-11-10
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                         WASHINGTON, D.C., 20459

                               FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                             ------------------
                        COMMISSION FILE # 0-8027



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



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                      YES  X    NO
                          ---     ----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                       Outstanding at September 30, 1997
              -----                       ---------------------------------
          Common Stock, par value                   1,683,079
          $.12 per share

                     PART I - FINANCIAL INFORMATION

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  -------------------------------------
                                             September 30,       June 30,
                                                1997              1997
                                             -------------       --------
          ASSETS                             (UNAUDITED)
          ------
CURRENT ASSETS:
     Cash and cash equivalents               $        40,342     $   112,258
     Accounts receivable - (less allowance
       for doubtful accounts of $214,200 at
       September 30, 1997 and $219,000 at
       June 30, 1997)                              5,482,488       4,561,053
     Inventories - (note 2)                        6,675,906       5,972,904

     Other                                           739,987         670,155
                                                     -------         -------
          TOTAL CURRENT ASSETS                    12,938,723      11,316,370
                                                  ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost -           3,674,488       3,568,095

     Less accumulated depreciation and
     amortization                                  1,408,834       1,354,124
                                                   ---------       ---------
                                                   2,265,654       2,213,971

EXCESS OF COST OVER NET ASSETS ACQUIRED              443,210         448,910
OTHER ASSETS                                          48,985          61,338
                                                      ------          ------
          TOTAL ASSETS                           $15,696,572     $14,040,589
                                               =============      ============



See accompanying notes.

                EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                September 30,      June 30,
                                                   1997              1997
                                                -----------        -------
                                                 UNAUDITED
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Loans Payable                                $6,948,287     $5,417,675
     Current maturities of long-term debt            282,375        278,821
     Accounts payable                              2,914,433      2,770,626
     Accrued expenses                                387,068        374,764
                                                     -------        -------
          TOTAL CURRENT LIABILITIES               10,532,163      8,841,886
                                                  ----------      ---------

LONG-TERM DEBT, less current maturities              739,701        811,410
                                                     -------        -------
CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
     Preferred stock; $.01 par value; authorized
       1,000,000 shares; no shares outstanding
     Common stock, $.12 par value;
         authorized - 20,000,000 shares, issued
         and outstanding 1,683,079 shares
         in September 1997 and in June 1997          201,970        201,970
     Additional paid-in capital                    9,807,708      9,807,708
     (Deficit)                                    (5,584,970)   (5,622,385)
                                                   ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY               4,424,708      4,387,293
          --------------------------              ----------     ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $15,696,572   $14,040,589
                                                  ===========   ===========



See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
       -----------------------------------------------------------


                                           Three Months Ended September 30,
                                           --------------------------------
                                                        1997       1996
                                                   -----------  ----------
                                                    (Unaudited)  (Unaudited)

Net Sales                                            $7,709,241   $6,055,707

Cost of Sales                                         6,217,725    5,031,730
                                                      ---------    ---------
Gross Profit                                          1,491,516    1,023,977
                                                      ---------    ---------
Selling, general & administrative expenses            1,283,470    1,020,275

Interest expense (NET)                                  187,214      181,643

Other income (NET)                                       (16,583)    (18,219)
                                                        --------     -------
Net income (loss)                                        37,415     (159,722)

Opening (deficit)                                     (5,622,385) (4,230,555)
                                                      -----------  ----------
Closing (deficit)                                    $(5,584,970) $(4,390,277)
                                                     ============  ===========
Income/(loss) per common share                       $       .02 $      (.18)
                                                    ============   ===========
Weighted average number of
  common shares outstanding                            1,683,079     868,336
                                                     ===========    =========



See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               ---------------------------------------------
                                                  Three Months Ended September
                                                  ----------------------------
                                                          1997      1996
                                                         ------    ------
                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(loss)                                   $37,415  $(159,722)
     Adjustment to reconcile results of operations       -------  ----------
       to net cash effect of operating activities:
             Depreciation and amortization                60,410      28,215

     Net changes in assets and liabilities:
        (Increase)/Decrease in accounts receivable      (921,435)    475,162
        (Increase) in inventories                       (703,002)  (652,141)
        (Increase) in other current assets               (69,832)  (194,998)
        Decrease/(Increase) in other assets                12,353   (20,477)
        Increase in accounts payable                      143,807    110,415
        Increase/(Decrease) in accrued expenses            12,304    (40,260)
        Increase/(Decrease) in current maturities of
          long-term debt                                    3,554     (7,575)
                                                            -----      ------
           Total Adjustments                          (1,461,841)    (301,659)
                                                      ----------     --------
           Net cash(used for)operating activities     (1,424,426)    (461,381)
                                                       ----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (106,393)     (46,447)
                                                         --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                        (71,709)      (5,714)
     Borrowings under line of credit agreement          8,500,902   6,897,224
     Repayments under line of credit agreement        (6,970,290)  (7,004,441)
     Net proceeds from private placement of
          common stock                                      -         171,000
                                                         --------   ----------
     Net cash provided from financing activities       1,458,903       58,069
                                                        ---------   ---------

NET (DECREASE) IN CASH                                   (71,916)    (449,759)
                                                          -------     --------
CASH, beginning of period                                 112,258      646,030
                                                          -------     --------
CASH, end of period                                       $40,342   $  196,271
                                                          =======   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                      $  187,214   $   181,643
                                                       ==========    ==========
         Income taxes                                  $    3,375  $       296
                                                        =========   ===========
See accompanying notes.

                     EASTCO INDUSTRIAL SAFETY CORP.
                    ---------------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------
    1.     Company's Opinion on Unaudited Financial Statements
        ----------------------------------------------------
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the condensed consolidated balance sheets as of September 30, 1997 and June 30, 1997 (audited) and the related statements of operations and deficit for each of the three months in the periods ended September 30, 1997 and 1996.

The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results for the entire year.

2.      Inventories
        -----------
     Inventories consist of the following:
                                     September 30,       June 30,
                                       1997                 1997
                                       ----                ----
        Raw materials                $1,686,658        $2,049,328
        Work-in-process                 868,529         1,145,395
        Finished goods                4,120,719         2,778,181
                                     ----------        ----------
        Total                        $6,675,906        $5,972,904
                                     ==========        ==========
3.        Litigation
          ----------
The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by the Company. Refer to Part II, Other Information, Item I "Legal Proceedings" in this form 10-Q, and Note 11 to the June 30, 1997 Audited Consolidated Financial Statements regarding the asbestos litigation.

4. The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at June 30, 1997, included in its annual report on Form 10-KSB. Such statements should be read in conjunction with the data herein.

5.        Quarterly Results of Operations:
          --------------------------------
The Company previously reported unaudited net loss for the nine months ended March 31, 1997 was $70,422, whereas the audited financial statements for the year ended June 30, 1997 reflected a net loss of approximately $1,392,000.

As a result of the magnitude of the net loss recorded by the Company in the fourth quarter of its year ended June 30, 1997, management is currently analyzing its previously issued interim financial statements during such year in order to determine the extent, if any, that such financial data requires restatement. Management believes that the quarter ended September 30, 1996 will not have to be restated.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         -------------------------------------------------------
       FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS
        -----------------------------------------------------------
Liquidity and Capital Resources
-------------------------------
The Company had working capital as of September 30, 1997 of approximately $2,407,000 as compared to approximately $2,474,000 as of June 30, 1997. A substantial portion of the Company's working capital consists of inventory, which was approximately $6,676,000 and $5,973,000 as of September 30, 1997 and June 30, 1997, respectively. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice. The Company believes that its current working capital position will be sufficient to satisfy its needs for the current fiscal year.

The amounts outstanding under the Company's loan agreement with Congress Financial Corporation at September 30 and June 30, 1997 were $6,948,000 and $5,418,000, respectively. The Company had $187,000 available for borrowing at September 30, 1997 after adjusting for its liability for outstanding checks.

Net cash used for operating activities was principally a result of an increase in inventory and accounts receivable which was partially offset by an increase in accounts payable. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows provided by financing activities was principally from borrowings under the Company's loan agreement with Congress Financial Corporation.

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

Results of Operations
---------------------
Net sales for the three months ended September 30, 1997 were $7,709,000 as compared to $6,056,000 for the three months ended September 30, 1996, an increase of $1,653,000 or 27.3%. Sales in the manufacturing segment increased 31.7% to $5,278,000 from $4,009,000 for the same quarter last year, while sales in the distribution segment increased 18.8% to $2,431,000 compared to $2,047,000 for the comparable quarter last year. The increased sales for the manufacturing division was due to the increase in the Company's inventory position, in part because of an increased flow of production from Mexico, as well as the continued improvement of industry conditions. The increase in the distribution division is due to the improvements in the need for our products by both the industrial and hazardous material abatement customers.

The Company's gross profit margin increased to 19.3% of sales for the first quarter of fiscal 1998 as compared to 16.9% for the first quarter fiscal 1997. This increase is a result of the higher production of a major product in Mexico where goods are being produced at lower costs. In addition, the production efficiencies in Puerto Rico continue to improve and the negative effects of the weather-related problems in the first quarter of fiscal 1997 did not exist in the first quarter of fiscal 1998.

Selling, general and administrative expenses for the quarter ended September 30, 1997 were approximately $1,283,000 or 16.6% of sales compared to approximately $1,020,000 or 16.8% for the same period last year. The decrease in selling, general and administrative expenses as a percentage of sales was due to the increase in sales volume experienced in the quarter which offset increased costs of marketing. The Company continues its efforts to reduce costs.

Interest expense was approximately $187,000 for the first quarter of fiscal 1998, an increase of approximately $6,000 when compared to the same quarter of fiscal 1997, and was principally due to the increased average borrowings from Congress Financial Corporation.

The income per share was $.02 for the quarter ended September 30, 1997 against a loss of $.18 per share in the September 30, 1996 quarter. The increase in the weighted average number of common shares outstanding was mainly due to shares issued in connection with the Company's shareholder rights and public offering that occurred in the second quarter of fiscal 1997.

Risks
-----
From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to competition, management, losses, availability of capital, asbestos litigation, substantial availability of Tyvek(R), the absence of dividends,and tax incentives. There can be no assurances that asbestos litigation will not have an adverse effect upon the Company in the future. The market price of the Company's Common Stock may be volatile at times in response to fluctuations in the Company's quarterly operating results, changes in analyst earnings estimates, market conditions, as well as general conditions and other factors general to the Company.

                   PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
------    -----------------

     During the quarter ended September 30, 1997, the following asbestos cases pending in the State of New York to which Eastco Industrial Safety Corp. was a party, were settled or dismissed. These cases are as follows and each was settled or dismissed for the amount in the aggregate indicated.

CASE                NUMBER OF PLAINTIFFS            SETTLEMENT PAID(B)
----                --------------------             ---------------
Pavitt                      6                           $   600.00
Rambadt                    63                             6,100.00
Perez                      12                             1,200.00
Delligatti                 61                             6,300.00
Kestlor                    50                             5,200.00
Acquistor                  52                             5,800.00
Ivers                      11                             1,500.00
Jackson                     1                               100.00
Heaphy                      6                               800.00
Champi    (A)              27                                  -0-
Davidsen  (A)               7                                  -0-
McShane   (A)               1                                  -0-
Bellia    (A)              19                                  -0-
Siebert   (A)               4                                  -0-
Belickia  (A)              20                                  -0-
Flecker                    10                                  -0-
Sartori                    18                                  -0-
Tortorici                   7                                  -0-
Birner                     10                                  -0-
Carpino                    29                                  -0-
Avello    (A)              10                                  -0-
Scanzano  (A)               7                                  -0-
Yapko     (A)              29                                  -0-
Yates                       6                                  -0-
Lagonikas                  16                                  -0-
Barthelmas                 24                                  -0-
Sheppard  (A)              17                                  -0-
Morse                      28                                  -0-
Cacioppio                   7                                  -0-
Stout                      29                                  -0-
Fusco                       8                                  -0-

(A) These cases not previously reflected on schedules filed (see
Exhibit 99.05 to the Form 10-KSB for the year ended June 30, 1997).

(B) All of the above cases were settled pursuant to the settlement agreement reached during fiscal 1994. (See Exhibit 99.11 to the Company's registration on Form SB-2, No. 333-09517, filed on August 2, 1996.) Pursuant to this settlement, an aggregate of $27,800 was paid. The entire amount was paid by Eastco's insurance carriers with the exception of $2,989 paid by Eastco.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 10 , 1997

                                       EASTCO INDUSTRIAL SAFETY CORP.


                                        By: /S/ LAWRENCE DENSEN
                                            -------------------
                                               LAWRENCE DENSEN
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER



                                        By: /S/ ARTHUR J. WASSERSPRING
                                             -------------------------
                                             ARTHUR J. WASSERSPRING
                                            VICE PRESIDENT OF FINANCE/
                                             CHIEF FINANCIAL OFFICER