Form 10-Q
period 1997-12-31
EASTCO INDUSTRIAL SAFETY CORP
filed 1998-02-13
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                         WASHINGTON, D.C., 20459


                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                        COMMISSION FILE # 0-8027
                                    -------------



                     EASTCO INDUSTRIAL SAFETY CORP.
                     -------------------------------
         (Exact name of registrant as specified in its charter)


                NEW YORK                         11-1874010
     -------------------------------         -----------------
     (State or other jurisdiction of          (Employer I.D.#)
     incorporation or organization)


          130 West 10th Street, Huntington Station, N.Y.  11746
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
                         YES    X       NO
                         ---------      -----------


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Outstanding at December 31, 1997
          ---------------------         --------------------------------
          Common Stock, par value                 1,683,079
          $.12 per share

                     PART I - FINANCIAL INFORMATION


             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  -------------------------------------



                                             December 31,        June 30,
                                                1997              1997
                                             ------------        ----------
          ASSETS
          ------                             (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents               $   85,586          $  112,258
     Accounts receivable - (less allowance
       for doubtful accounts of $238,000 at
       December 31, 1997 and $219,000 at
       June 30, 1997)                         5,333,318           4,561,053

     Inventories - (note 2)                   7,117,163           5,972,904

     Other                                      798,840             670,155
                                             ----------          ----------

          TOTAL CURRENT ASSETS               13,334,907          11,316,370
                                             ----------          ----------

PROPERTY, PLANT AND EQUIPMENT, at cost -      3,708,510           3,568,095

     Less accumulated depreciation and
     amortization                             1,465,394           1,354,124
                                             ----------          ----------
                                              2,243,116           2,213,971

EXCESS OF COST OVER NET ASSETS ACQUIRED         437,510             448,910
OTHER ASSETS                                     14,492              61,338
                                             ----------          ----------

          TOTAL ASSETS                      $16,030,025         $14,040,589
                                            ===========         ===========


See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  -------------------------------------

                                             December 31,   June 30,
                                                 1997          1997
                                            ------------   --------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Loans Payable                           $ 7,120,342    $ 5,417,675
     Current maturities of long-term debt        276,031        278,821
     Accounts payable                          3,289,515      2,770,626
     Accrued expenses                            206,586        374,764
                                             -----------    -----------
          TOTAL CURRENT LIABILITIES           10,892,474      8,841,886
                                             -----------    -----------


LONG-TERM DEBT, less current maturities          677,507        811,410
                                             -----------    -----------

SHAREHOLDERS' EQUITY
     Preferred stock; $.01 par value; authorized
       1,000,000 shares; no shares outstanding
     Common stock, $.12 par value;
          authorized - 20,000,000 shares, issued
          and outstanding 1,683,079 shares
          in December 1997 and in June 1997       201,970      201,970
     Additional paid-in capital                 9,807,708    9,807,708
     (Deficit)                                 (5,549,634)  (5,622,385)
                                               ----------    ---------

          TOTAL SHAREHOLDERS' EQUITY            4,460,044    4,387,293
          --------------------------           ----------    ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $16,030,025  $14,040,589
                                              ===========  ===========




See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
        -----------------------------------------------------------


                                        Three Months Ended December 31,
                                        -------------------------------
                                                   1997        1996
                                                ----------   ----------
                                                (Unaudited) (Unaudited)

Net Sales                                       $8,103,426   $6,793,438

Cost of Sales                                    6,608,662    5,480,935
                                               -----------   ----------

Gross Profit                                     1,494,764    1,312,503
                                               -----------   ----------

Selling, general & administrative expenses       1,254,008    1,196,282

Interest expense (NET)                             218,453      166,239

Other income (NET)                                 (13,033)     (18,349)
                                                ----------   ----------
                                                 1,459,428    1,344,172
                                                ----------    ---------

Net income (loss)                                   35,336      (31,669)

Opening (deficit)                               (5,584,970)  (4,390,277)
                                                ----------   ----------

Closing (deficit)                              $(5,549,634)  $4,421,946)
                                               ============  ===========

Income/(loss) per common share-
  basic and dilutive                                  $.02      $ (.03)
                                                      ====      =======

Weighted average number of
  common shares outstanding                      1,683,079    1,231,284
                                                 =========    =========
See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
       -----------------------------------------------------------


                                             Six Months Ended December 31,
                                                  1997          1996
                                               ----------    -----------
                                              (Unaudited)    (Unaudited)

Net Sales                                     $15,812,667    $12,849,145

Cost of Sales                                  12,826,387     10,512,665
                                              -----------    -----------

Gross Profit                                    2,986,280      2,336,480
                                              -----------    -----------

Selling, general & administrative expenses      2,537,478      2,216,557

Interest expense (NET)                            405,667        347,882

Other income (NET)                                (29,616)       (36,568)
                                               -----------   -----------

                                                2,913,529      2,527,871
                                               -----------   -----------

Net income/(loss)                                  72,751       (191,391)

Opening (deficit)                              (5,622,385)    (4,230,555)
                                               -----------   -----------

Closing (deficit)                           $  (5,549,634)  $ (4,421,946)
                                            ==============  =============

Income/(loss) per common share-
  basic and dilutive                            $     .04    $      (.18)
                                                ==========    ===========
Weighted average number of
  common shares outstanding                     1,683,079      1,087,208
                                                =========      =========


See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             ----------------------------------------------


                                             Six Months Ended December 31
                                             ----------------------------
                                                      1997        1996
                                                   ---------   ---------
                                                  (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss)                               $72,751   $(191,391)
                                                   ---------   ---------
     Adjustment to reconcile results of operations
       to net cash effect of operating activities:
         Depreciation and amortization               122,670      56,880

     Net changes in assets and liabilities:
          (Increase)/Decrease in accounts receivable(772,265)     53,293
          (Increase) in inventories               (1,144,259)   (695,237)
          (Increase) in other current assets        (128,685)   (371,223)
          Decrease in other assets                    46,846     121,397
          Increase/(Decrease) in accounts payable    518,889    (564,340)
          (Decrease) in accrued expenses            (168,178)    (34,669)
                                                  ----------   ---------

               Total Adjustments                  (1,524,982) (1,433,899)
                                                  ----------   ----------
               Net cash (used for)
                 operating activities             (1,452,231) (1,625,290)
                                                  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (140,415)    (75,035)
                                                  ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                   (136,693)    (27,047)
     Borrowings under line of credit agreement    17,073,244  14,998,229
     Repayments under line of credit agreement   (15,370,577)(16,640,288)
     Net proceeds from private placement               -         154,000
     Net proceeds of public offering                   -       2,610,514
                                                  ----------   ---------
     Net cash provided from financing activities   1,565,974   1,095,408
                                                   ---------   ---------

NET (DECREASE) IN CASH                               (26,672)   (604,917)
                                                  ----------   ---------
CASH, beginning of period                            112,258     646,030
                                                  ----------   ---------
CASH, end of period$                                  85,586    $ 41,113
                                                   ---------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                    $  387,374    $ 344,594
                                                 ----------    ---------
     Income taxes                                $    5,680    $   2,046
                                                 ----------    ---------


See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.        Company's Opinion on Unaudited Financial Statements
         ---------------------------------------------------

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the condensed consolidated balance sheets as of December 31, 1997 (audited) and the related statements of operations and deficit for each of the three month and six month periods ended December 31, 1997 and 1996 and cash flows for the six month periods ending December 31, 1997 and 1996.

The results of operations for the three and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results for the entire year.

2.        Inventories
         -----------
Inventories consist of the following:
                                   December 31,      June 30,
                                       1997            1997
                                   -----------      ----------
          Raw material              $2,155,740      $2,049,328
          Work-in-process            1,491,935       1,145,395
          Finished goods             3,469,488       2,778,181
                                   -----------      ----------
          Total                     $7,117,163      $5,972,904
                                   -----------      ----------

3.        Litigation
          ----------

The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by the Company. Refer to Part II, Other Information, Item I"Legal Proceedings" in this form 10-Q, as well as the Company's Form 10-Q of September 30, 1997 and its Note 11 to the June 30,
1997 Audited Consolidated Financial Statements regarding the asbestos litigation

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

5.        Quarterly Results of Operations:
          -------------------------------

The Company previously reported unaudited net loss for the nine months ended March 31, 1997 was $70,422, whereas the audited financial statements for the year ended June 30, 1997 reflected a net loss of approximately $1,392,000.

As a result of the magnitude of the net loss recorded by the Company in the fourth quarter of its year ended June 30, 1997, management is currently analyzing its previously issued interim financial statements during such year in order to determine the extent, if any, that such financial data requires restatement. Management believes that the financial statements for the three and six months period ended December 31, 1996 will not have to be restated.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          -----------------------------------------------------
        FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS
        ----------------------------------------------------------

Liquidity and Capital Resource
------------------------------

The Company had working capital as of December 31, 1997 of approximately $2,442,000 as compared to approximately $2,474,000 as of June 30, 1997. A substantial portion of the Company's working capital consists of inventory, which was approximately $7,117,000 and $5,973,000 as of December 31, 1997 and June 30, 1997, respectively. The increase in inventory was principally due to the increased production in Mexico and higher finished goods needed to meet continued demand. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice. The Company believes that its current working capital position will be sufficient to satisfy its needs for the current fiscal year.

The amounts outstanding under the Company's loan agreement with Congress Financial Corporation at December 31 and June 30, 1997 were $7,120,000 and $5,418,000, respectively. The Company had $217,000 available for borrowing at December 31, 1997 after adjusting for its liability for outstanding checks.

Net cash used for operating activities was principally a result of an increase in inventory, accounts receivable and other current assets and payment of accrued expenses which was partially offset by an increase in accounts payable. These increases were largely a result of increased sales. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows provided by financing activities was principally from borrowings under the Company's loan agreement with Congress Financial Corporation.

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

Results of Operations
---------------------

Net sales for the three months ended December 31, 1997 were $8,103,000 as compared to $6,793,000 for the three months ended December 31, 1996, an increase of 19.3%. Sales in the manufacturing segment increased 25.4% to $6,010,000 from $4,794,000 compared to the comparable quarter last year, while sales in the distribution segment increased 4.7% to $2,093,000 from $1,999,000 for the same quarter last year.

Net sales for the six months ended December 31, 1997 were $15,813,000, compared with sales for the period ended December 31, 1996 of $12,849,000, an increase of 23.1%. In the six months ended December 31, 1997, distribution sales were $4,525,000, an increase of $478,000 or 11.8% compared to the same period last year, while the manufacturing sales increased 28.2% to $11,288,000 from $8,802,000 for the same period in the prior year.
The increase in sales for the manufacturing division is due to the improvement in the Company's inventory position, in part because of a continuous increased flow of certain products produced in Mexico, as well as the continued improvement in industry conditions and market share. The distribution division increase is due to the increased demand for our products by both the industrial and hazardous material abatement customers.

The Company's gross profit margin decreased to 18.4% of sales for the second quarter of fiscal 1998 as compared to 19.3% for the second quarter fiscal 1997 and the gross profit margin for the six months ended December 31, 1996 increased to 18.9% from 18.2% for the similar period in the prior year. The overall decrease for the second quarter was due to competitive pricing in the manufacturing division in an effort to increase market share offset partly by the reduction of costs to produce major products in Mexico and continual production efficiencies in Puerto Rico.

Selling, general and administrative expenses for the quarter ended December 31, 1997 were approximately $1,254,000 (or 15.5% of sales) compared to approximately $1,196,000 (or 17.6% of sales) for the same period last year. These expenses for the six months ended December 31, 1997 were approximately $2,537,000 (or 16.0% of sales) as compared to approximately $2,217,000 (or 17.3% of sales)for the same period in the prior year. These expense decreases as a percentage of sales were due to the increased sales volume, as well as continuing cost reductions.

Interest expense was approximately $218,000 for the second quarter of fiscal 1998, an increase of approximately $52,000 when compared to the same quarter of fiscal 1997. For the six months ended December 31, 1997 the interest expense was approximately $406,000, against approximately $348,000 in the same period in the prior year. These increases were principally due to the increased average borrowings from Congress Financial Corporation.

The Company has adopted Financial Accounting Standards Statement (FASB) No. 128, "Earnings Per Share", which changes the computation and presentation of earnings per share. Under FASB 128, the Company is required to present basic and dilutive (if applicable) income (loss) per common share for periods ended after December 15, 1997. The prior period comparative financial statements have been restated utilizing the provisions of FASB 128. For the three and six month periods ended December 31, 1997, outstanding options and warrants were not dilutive. The adoption of FASB 128 had no effect on the prior periods.

The Company showed basic and dilutive income per share of $.02 for the quarter ended December 31, 1997 against a loss of $.03 per share in the quarter ended December 31, 1996. For the six months ended December 31, 1997 the Company showed basic and dilutive per share income of $.04 against $.18 per share loss for the same period in the prior year. The increase in the weighted average number of common shares outstanding in the current fiscal period was due to shares issued in connection with Company's shareholder rights and public offering that occurred in the second quarter of fiscal 1997.

Risks
-----
From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to competition, management, losses, availability of capital, asbestos litigation or substantial inventories and Tyvek(R) , the absence of dividends, and tax incentives. There can be no assurances that asbestos litigation will not have an adverse effect upon the Company in the future. The market price of the Company's Common Stock may be volatile at times in response to fluctuations in the Company's quarterly operating results, changes in analyst earnings estimates, market conditions, as well as general conditions and other factors general to the Company.

                        PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
------    -----------------

During the quarter ended December 31, 1997, 239 asbestos actions involving
430 plaintiffs were instituted against the Company and Puerto Rico Safety Equipment Corporation. All of these actions have been brought by one firm of attorneys. The actions are all pending in the Supreme Court of the State of New York within the City of New York and involve a multitude of defendants and are either actions, pursuant to standard complaints, for personal injury or wrongful death setting forth a number of cause of action each in the amount of $10,000,000 for compensatory damages and $10,000,000 for punitive damages. During the quarter ended September 30, 1997 one additional third party asbestos action involving 2 plaintiffs and a multitude of defendants was instituted against the Company in the State of New Jersey, Law Division, Middlesex County.

This action incorporates the standard complaint filed with Middlesex County Clerk in the State of New Jersey pursuant to which various counts are alleged seeking unspecified amounts of compensatory and punitive damages on behalf of each plaintiff. All of the foregoing actions have been submitted to the Company's and Puerto Rico Safety Equipment Corporation's insurance carriers for defense. A schedule of these cases is annexed hereto as Exhibit 99.05.1.

During the quarter ended December 31, 1997, the following asbestos cases pending in the State of New York to which Eastco Industrial Safety Corp. was a party, were settled or dismissed. All of the below cases were settled pursuant to the settlement agreement reached during fiscal 1994. (See
Exhibit 99.11 to the Company's registration on Form SB-2, No. 333-09517, filed on August 2, 1996.) Pursuant to this settlement, an aggregate of $49,300 was paid. The entire amount is to be paid by Eastco's insurance carriers with the exception of $5,300 to be paid by Eastco. These cases are as follows and each was settled or dismissed for the amount in the aggregate indicated.

CASE           NUMBER OF PLAINTIFFS     SETTLEMENT PAID
----           --------------------     ------------------

Colabella                2                   $200

Turner                   1                    100

Theil                    28                  2800

Francica                 25                  2700

Bullock                  20                  2400

Masalin                  39                  3900

Fenwick                  40                  4200

Distefano                43                  4500

Ecuyer                   47                  4800

Jester                   36                  3800

Clinton                  37                  3700

Tassa (A)                5                   1500

Lorelle                  48                  4800

Newby                    61                  6100

Vilarino                 28                  2800

Kern                     7                    700

Ellis                    2                    200

Pagnozzi                 1                    100

Javornicky               26                   -0-

Brosnan                  36                   -0-

Wiegleb                  29                   -0-

Peek                     29                   -0-

Caso                     6                    -0-

Duell (A)                4                    -0-

Giddio                   37                   -0-

Vollmart                 51                   -0-

Catozzi                  4                    -0-

TOTAL                    692             $ 49,300



(A)  These cases not previously reflected on schedules filed (see Exhibit
99.05 to the Form 10-KSB for the year ended June 30, 1997).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         --------------------------------

(a)      Exhibits

      99.05.1 Schedule of asbestos actions filed against the Company and Puerto Rico Safety Equipment Corporation during the quarter ended December 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated:  February  13, 1998

                               EASTCO INDUSTRIAL SAFETY CORP.



                                   By: /s/ LAWRENCE DENSEN
                                      ---------------------
                                      LAWRENCE DENSEN PRESIDENT
                                       & CHIEF EXECUTIVE OFFICER



                                   By: /s/ ARTHUR J. WASSERSPRING
                                      ---------------------------
                                        ARTHUR J. WASSERSPRING
                                        VICE PRESIDENT OF FINANCE/
                                        CHIEF FINANCIAL OFFICER