Form 10-Q
period 1998-03-31
EASTCO INDUSTRIAL SAFETY CORP
filed 1998-05-13
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                          WASHINGTON, D.C., 20459

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                              --------------

                         COMMISSION FILE # 0-8027
                                           -------


                      EASTCO INDUSTRIAL SAFETY CORP.
                      ------------------------------
          (Exact name of registrant as specified in its charter)

      NEW YORK                                             11-1874010
      --------                                             ----------
  (State or other jurisdiction of                       (Employer I.D.#)
   incorporation or organization)

           130 West 10th Street, Huntington Station, N.Y.  11746
           -----------------------------------------------------
           (Address of principal executive offices and zip code)

                              (516) 427-1802
                               --------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               YES X      NO
                                  -------   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at May 1, 1998
          -----                         --------------------------
          (Common Stock, par value                1,683,099
           $.12 per share)

                      PART I - FINANCIAL INFORMATION


              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -------------------------------------------------

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                        ---------------------------



                                                  March 31,      June 30,
                                                    1998           1997
                                                  --------       --------
                                                  (Unaudited)

          ASSETS
          ------

CURRENT ASSETS:
     Cash and cash equivalents                  $    94,767      $ 112,258
     Accounts receivable - (less allowance
       for doubtful accounts of $222,600 at
       March 31, 1998 and $219,000 at
       June 30, 1997)                             6,338,997      4,561,053
     Inventories - (note 2)                       7,956,216      5,972,904
     Other                                          661,072        670,155
                                                    -------      ---------

          TOTAL CURRENT ASSETS                   15,051,052     11,316,370
                                                 ----------     ----------

PROPERTY, PLANT AND EQUIPMENT at cost             3,798,256      3,568,095

     Less accumulated depreciation and
     amortization                                 1,525,254      1,354,124
                                                  ---------      ---------
                                                  2,273,002      2,213,971

EXCESS OF COST OVER NET ASSETS ACQUIRED             431,810        448,910
OTHER ASSETS                                         49,006         61,338
                                                     ------      ---------

          TOTAL ASSETS                          $17,804,870   $14,040,589
                                                ===========    ==========

See accompanying notes.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
              -----------------------------------------------

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                        ---------------------------


                                                  March 31,      June 30,
                                                    1998           1997
                                                  ---------      ---------
                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Loans Payable (Note 5)                      $ 7,660,205    $5,417,675
     Current maturities of long-term debt            276,818       278,821
     Accounts payable                              4,325,418     2,770,626
     Accrued expenses                                379,379       374,764
                                                     -------       -------

          TOTAL CURRENT LIABILITIES               12,641,820     8,841,886
                                                  ----------     ---------


LONG-TERM DEBT, less current maturities              608,001       811,410
                                                     -------       -------
SHAREHOLDERS' EQUITY (DEFICIENCY
     Preferred stock, $.01 par value;
       authorized 1,000,000 shares;
       no shares outstanding
     Common stock, $.12 par value;
       authorized - 20,000,000 shares,
       issued 1,683,099 shares in March 1998
       and in June 1997                              201,970       201,970
     Addition paid-in capital                      9,807,708     9,807,708
     Deficit                                      (5,454,629)   (5,622,385)
                                                   ---------     ---------

          TOTAL SHAREHOLDERS' EQUITY               4,555,049     4,387,293
                                                   ---------     ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $17,804,870   $14,040,589
                                                   ==========   ==========



See accompanying notes.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
              -----------------------------------------------

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
        -----------------------------------------------------------




                                             Three months ended March 31,
                                             ----------------------------
                                               1998               1997
                                               ----               ----
                                             (Unaudited)       (Unaudited)

Net Sales                                    $ 9,263,633        $7,623,275

Cost of Sales                                  7,533,224         6,132,861
                                               ---------         ---------

Gross Profit                                   1,730,409         1,490,414
                                               ---------         ---------

Selling, general & administrative expenses     1,425,486         1,204,501

Interest expense (NET)                           228,116           154,879

Other (income)/expense (NET)                     (18,198)           10,065
                                                 ------             ------

                                               1,635,404         1,369,445
                                              ---------          ---------

Net income                                        95,005           120,969

Opening (deficit)                             (5,549,634)       (4,421,946)
                                              ---------          ---------

Closing (deficit)                            $(5,454,629)      $(4,300,977)
                                              ==========         =========

Income per common share -
          Basic                              $       .06       $       .08
                                              ==========        ==========
          Dilutive                           $       .05       $       .08
                                              ==========        ==========

Weighted average number of
 common shares outstanding:
          Basic                                1,683,099         1,583,099
                                               =========         =========
          Dilutive                             1,755,231         1,583,099
                                               =========         =========



See accompanying notes.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
              -----------------------------------------------

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
        -----------------------------------------------------------

                                             Nine Months Ended March 31,
                                               1998               1997
                                               ----               ----
                                             (Unaudited)       (Unaudited)

Net Sales                                    $25,076,300       $20,472,420

Cost of Sales                                 20,359,611        16,645,526
                                              ----------        ----------

Gross Profit                                   4,716,689         3,826,894
                                               ---------         ---------

Selling, general & administrative expenses     3,962,964         3,421,068

Interest expense (NET)                           633,783           502,761

Other income (NET)                               (47,814)          (26,513)
                                                  ------            ------


                                               4,548,933         3,897,316
                                               ---------         ---------

Net income/ (loss)                               167,756           (70,422)

Opening (deficit)                             (5,622,385)       (4,230,555)
                                               ---------         ---------

Closing (deficit)                            $(5,454,629)      $(4,300,977)
                                              ==========         =========

Income/(loss) per common share -
  basic and dilutive                         $       .10       $      (.06)
                                              ==========        ==========
Weighted average number of
  common shares outstanding:

          Basic                                1,683,099         1,219,884
                                               =========         =========
          Dilutive                             1,707,143         1,219,884
                                               =========         =========


See accompanying notes.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
              -----------------------------------------------

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    ------------------------------------

                                             Nine Months Ended March 31,
                                               1998              1997
                                               ----              ----
                                             (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                       $   167,756       $   (70,422)
     Adjustment to reconcile results             -------            ------
       of operations to net cash effect
       of operating activities:
          Depreciation and amortization          188,230            90,438

     Net changes in assets and liabilities;
          (Increase) in accounts receivable   (1,777,944)         (497,519)
          (Increase) in inventories           (1,983,312)         (933,497)
          Decrease/(Increase) in
            other current assets                   9,083          (309,863)
          Decrease/(Increase) in
            other assets                          12,332           129,950
          Increase/(Decrease) in
            accounts payable                   1,554,792          (502,245)
          Increase/(Decrease) in
            accrued expenses                       4,615           (17,971)
                                                   -----            -------
               Total Adjustments              (1,992,204)       (2,040,707)
                                               ---------         ---------
               Net cash (used for)
                 operating activities         (1,824,448)       (2,111,129)
                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                       (230,161)         (198,792)
                                                 -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt               (205,412)          (41,294)
     Borrowings under line of credit
       agreement                              25,949,928        22,863,989
     Repayments under line of credit
       agreement                             (23,707,398)      (23,870,306)
     Net proceeds of private placement            -                154,000
     Net proceeds of public offering              -              2,608,843
                                               ---------         ---------
Net cash provided by financing activities      2,037,118         1,715,232
                                               ---------         ---------
NET (DECREASE) IN CASH                           (17,491)         (594,689)
CASH, beginning of period                        112,258           646,030
                                                --------           -------
CASH, end of period                           $   94,767       $    51,341
                                               =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                 $  606,178       $   497,310
                                                 =======          ========
     Income taxes                             $    9,190       $    10,533
                                                   =====          ========
See accompanying notes.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
              -----------------------------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   Company's Opinion on Unaudited Financial Statements
     ---------------------------------------------------
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the condensed consolidated balance sheets as of March 31, 1998 and the related statements of operations and deficit for each of the three month and nine month periods ended March 31, 1998 and 1997 and cash flows for the nine month periods ending March 31, 1998 and 1997.

The results of operations for the three and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results for the entire year.

2.   Inventories
     -----------
Inventories consist of the following:

                                   March 31, 1998      June 30, 1997
                                   --------------      -------------
               Raw material        $2,872,178          $2,049,328
               Work-in-process      1,239,115           1,145,395
               Finished goods       3,844,923           2,778,181
                                   ---------           ---------
               Total               $7,956,216          $5,972,904
                                   ----------          ----------

3.   Litigation
     ----------
The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by the Company. Refer to Part I, Other Information, Item I "Legal Proceedings" in this Form 10-Q, as well as the Company's Forms 10-Q of September 31, 1997 and December 31, 1997 and its
Note 11 to the June 30, 1997 Audited Consolidated Financial Statements regarding the asbestos litigation.

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

5. Loans Payable - In April 1998, Congress Financial Corporation increased the amount available to the Company on the inventory portion of its $9,000,000 line of credit from $3,350,000 to $3,850,000.

6.  Quarterly Results of Operations
    -------------------------------
The Company's previously reported unaudited net loss for the nine months ended March 31, 1997 was $70,422, whereas the audited financial statements for the year ended June 30, 1997 reflected a net loss of approximately $1,392,000. As a result of the $1.3 million net loss recorded by the Company in the fourth quarter fiscal 1997, management analyzed its previously issued interim unuadited financial statements for that fiscal year and determined that these statements need not be restated.

The loss incurred in the fourth quarter of fiscal 1997 was due to the following factors:

     a. Serious production disruption in Mexico which began in April 1997 as a result of the withdrawal of the Company's manufacturing contractor and consequently the need to manufacture these products in Puerto Rico at a net loss to meet short-term sales commitments and retain market share. (See management's discussion - Results of Operations)

     b. The Purchase of the new glove division in April 1997 which resulted in substantial operating expenses and unusual expenses and sales that resulted in negligible gross profit.

     C.  Major increases in certain reserves and expense accruals.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
              -----------------------------------------------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED
      ---------------------------------------------------------------
          FINANCIAL CONDITION AND CONDENSED RESULTS OF OPERATIONS
          -------------------------------------------------------



Liquidity and Capital Resource
------------------------------

The Company had working capital as of March 31, 1998 of approximately $2,409,000 as compared to approximately $2,474,000 as of June 30, 1997. A substantial portion of the Company's working capital consists of inventory, which was approximately $7,956,000 and $5,973,000 as of March 31, 1998 and June 30, 1997, respectively. The increase in inventory was principally due to the increased production in Mexico and higher finished goods needed to meet continued growing demand. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice. The Company believes that its current working capital position will be sufficient to satisfy its needs for the current fiscal year.

The amounts outstanding under the Company's loan agreement with Congress Financial Corporation at March 31, 1998 and June 31, 1997 were $7,660,000 and $5,418,000, respectively. The Company had $56,000 available for borrowing at March 31, 1998 after adjusting for its liability for outstanding checks. (See Note 5 to the Financial Statements)

Net cash used for operating activities was principally a result of an increase in inventory and accounts receivable, which was partially offset by an increase in accounts payable. These increases were largely a result of increased sales and backlog. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows provided by financing activities was principally from borrowings under the Company's loan agreement with Congress Financial Corporation.

At the present time, the Company, together with a variety of defendants, is party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by the Company. The Company may become a party to additional asbestos-related actions in the future. The Company is also party to other non-asbestos-related litigation. The Company, cannot, at this time, determine the outcome of this uncertainty. To date, the Company's insurance coverage has been adequate and the Company's costs relative to asbestos litigation against it has not been material.

Results of Operations
---------------------
Net sales for the three months ended March 31, 1998 were $9,264,000 as compared to $7,623,000 for the three months ended March 31, 1997, an increase of 21.5%. Sales in the manufacturing segment increased 20.8% to $6,824,000 from $5,647,000 compared to the comparable quarter last year, while sales in the distribution segment increased 23.4% to $2,440,000 from $1,976,000 for the same quarter last year.

Net sales for the nine months ended March 31, 1998 were $25,076,000, compared with sales for the period ended March 31, 1997 of $20,472,000, an increase of 22.5%. In the nine months ended March 31, 1998, distribution sales were $6,964,000, an increase of $941,000 or 15.6% compared to the same period last year, while the manufacturing sales increased 25.4% to $18,112,000 from $14,449,000 for the same period in the prior year. The increase in sales for the manufacturing division is due to the continuing improvement in the Company's inventory position, in large part due to a greater increased flow of certain products produced in Mexico, as well as the strong improvement in industry conditions and greater market share.
The sales increase in the distribution division is due to the higher demand for our products by both the industrial and hazardous material abatement customers.

The Company's gross profit margin decreased to 18.7% of sales for the third quarter of fiscal 1998 as compared to 19.6% for the third quarter fiscal 1997 and the gross profit margin for the nine months ended March 31, 1998 increased slightly to 18.8% from 18.7% for the similar period in the prior year. The overall decrease for the third quarter was due to continuing competitive pricing in the manufacturing division in an effort to further increase market share offset partly by the reduction of costs to produce major products in Mexico and continual production efficiencies in Puerto Rico.

Selling, general and administrative expenses for the quarter ended March 31, 1998 were approximately $1,425,000 (or 15.4% of sales) compared to approximately $1,205,000 (or 15.8% of sales) for the same period last year. These expenses for the nine months ended March 31, 1998 were approximately $3,963,000 (or 15.8% of sales) as compared to approximately $3,421,000 (or 16.7% of sales) for the same period in the prior year. These expense decrease as a percentage of sales were due to the increased sales volume, as well as continuing cost reductions.

A net to-date loss of approximately $168,000 in the newly acquired protective glove business prevented the Company from attaining budgeted income. Severe cost reductions have been made in this division which will have no affect on future sales but should help achieve profits for the balance of the fiscal year.

Interest expense was approximately $228,000 for the third quarter of fiscal 1998, an increase of approximately $74,000 when compared to the same quarter of fiscal 1997. For the nine months ended March 31, 1998, the interest expense was approximately $634,000 against approximately $503,000 in the same period in the prior year. These increases were principally due to the increased average borrowings from Congress Financial Corporation.

The Company has adopted Financial Accounting Standards Statement (FASB) No. 128 "Earnings Per Share", which changes the computation and presentation of earnings per share. Under FASB 128 the Company is required to present basic and dilutive (if applicable) income/(loss) per common share for periods ended after December 15, 1997. The prior period comparative financial statements have been restated utilizing the provisions of FASB
128. For the three and nine month periods ended March 31, 1998, outstanding options and warrants were not dilutive. The adoption of FASB 128 had no effect on the prior periods. The Company showed basic and dilutive income per share of $.06 and $.05 respectively in the quarter ended March 31, 1998 against a profit of $.08 per share in the quarter ended March 31, 1997. For the nine months ended March 31, 1998 the Company showed a basic and dilutive per share income of $.10 against $.06 per share loss for the same period in the prior year. The increase in the weighted average number of common shares outstanding in the current fiscal period was due to shares issued in connection with the Company's shareholder rights and public offering that occurred in the second quarter of fiscal 1997.

Risks
-----

From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information. The Company's statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to competition, management, losses, availability of capital, asbestos litigation or substantial inventories and Tyvek (R), the absence of dividends, and tax incentives. There can be no assurances that asbestos litigation will not have an adverse effect upon the Company in the future. The market price of the Company's Common Stock may be volatile at times in response to fluctuations in the Company's quarterly operating results, changes in analyst earnings estimates, market conditions, as well as general conditions and other factors general to the Company.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
------    -----------------

During the quarter ended March 31, 1998, 456 asbestos actions involving 831 plaintiffs were instituted against the Company and Puerto Rico Safety Equipment Corporation. All of these actions have been brought by one firm of attorneys. The actions are all pending in the Supreme Court of the State of New York within the City of New York and involve a multitude of defendants and are either actions, pursuant to standard complaints, for personal injury or wrongful death setting forth a number of cause of action each in the amount of $10,000,000 for compensatory damages and $10,000,000 for punitive damages. All of the foregoing actions have been submitted to the Company's and Puerto Rico Safety Equipment Corporation's insurance carriers for defense. A schedule of these cases is annexed hereto as
Exhibit 99.05.2. Reference is also made to the Company's Form 10-KSB for June 31, 1997 and its Form 10-Q's for September 30, 1997 and December 31, 1997 regarding asbestos actions against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

          The following items were approved at the annual shareholders meeting on April 8, 1998 by the votes as indicated:

          A. The following directors were elected by the votes as indicated to serve a term continuing through the Annual Meeting following the fiscal year ending June 30, 1999 and until the election and qualification of their respective successors:

                              FOR            AGAINST
                              ---            -------

     James Favia              1,292,945      4,033
     Dr. Martin Fleisher      1,293,172      3,806
     Dr. Bruce Friedman       1,293,169      3,809
     Charles Holzberg         1,293,172      3,806

          B. The appointment of Cornick, Garber & Sandler, Certified Public Accountants, as independent auditors for the fiscal year ended June 30, 1998 was approved by the vote as indicated.

                              FOR            AGAINST        ABSTAIN
                              ---            -------        -------

                              1,296,067      677            234

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

(A)       Exhibits

          99.05.0 Schedule of asbestos actions filed against the Company and Puerto Rico Safety Equipment Corporation during the quarter ended March 31, 1998.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated: May 13, 1998



                                        EASTCO INDUSTRIAL SAFETY CORP.


                                             By:/s/ LAWRENCE DENSEN
                                                -------------------
                                             LAWRENCE DENSEN, PRESIDENT
                                             & CHIEF EXECUTIVE OFFICER


                                             By:/s/ARTHUR J. WASSERSPRING
                                                -------------------------
                                             ARTHUR J. WASSERSPRING,
                                             VICE PRESIDENT OF FINANCE/
                                             CHIEF FINANCIAL OFFICER