Form 10KSB/A
period 1997-06-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1998-10-09
CIK 31079

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB/A
                              AMENDMENT No. 2


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

     Consolidated net sales during fiscal 1997 increased by 3.7% to $27,988,000 from $26,983,000 during fiscal 1996. In fiscal 1997,
Manufacturing Operations revenues increased 11.3% to $19,907,000 from $17,889,000 in fiscal 1996 while Distribution Operations revenues decreased 11.1% to $8,081,000 in fiscal 1997 from $9,094,000 in fiscal 1996. The
Company believes that the overall increase in sales was due to continued increased demand for the Company's products in the manufacturing segment. The decrease in distribution sales was due to a change in focus in the Company's customers from end users engaged in hazardous material abatement ("environmental customers") to other industrial end users ("industrial customers"). This caused a $1,631,000 decrease in sales to environmental customers, only partially offset by a $618,000 increase in sales to industrial customers.

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

          The material loss of $1.3 million recorded by the Company in the fourth quarter fiscal 1997 was incurred due to:

a) Serious production disruption in Mexico began in April 1997 as a result of the withdrawal of the Company's manufacturing contractor and consequently the need to manufacture these products at our plants in Alabama and Puerto Rico at a net loss to meet short-term sales commitments and retain market share. The total cost of this disruption was approximately $1,025,000.

b) The purchase of the new glove division in April 1997 which resulted in lower than expected sales with negligible gross profit and higher selling, general and administrative expenses. The foregoing resulted in a loss of approximately $56,000.

c) Increases in certain reserves and expense accruals, as a result of fourth quarter events. This included auditing fees of approximately $50,000, bad debt and inventory reserve expenses aggregating $95,000, and advertising and catalogs, which are consistently expensed as the catalogs are mailed, of approximately $80,000.

    The items discussed above are related wholly to fourth quarter events, having no impact on previously filed interim financial statements.


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

                               EASTCO INDUSTRIAL SAFETY CORP.

                               By: /s/ LAWRENCE DENSEN     Date: 10/5/98
                                      --------------------
                                       LAWRENCE DENSEN
                               President and Chief Executive Officer


                                By: /s/ ARTHUR J. WASSERSPRING Date: 10/5/98
                                       ---------------------
                                        ARTHUR J. WASSERSPRING
                                Vice President of Finance, and
                                Chief Financial Officer

     In accordance with the Exchange Act, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By: /s/ LAWRENCE DENSEN   Date: 10/5/98
                                          ------------------
                                           LAWRENCE DENSEN
                                           Director


                                   By: /s/ ALAN DENSEN       Date: 10/5/98
                                       -------------------
                                           ALAN DENSEN
                                           Director

                                   By: /s/ CHARLES HOLZBERG  Date: 10/5/98
                                      ---------------------
                                           CHARLES HOLZBERG
                                           Director

                                   By: /s/ MARTIN FLEISHER   Date: 10/5/98
                                      ---------------------
                                           MARTIN FLEISHER
                                           Director

                                   By: /s/ ANTHONY P. TOWELL Date: 10/5/98
                                       ---------------------
                                           ANTHONY P. TOWELL
                                           Director

                                   By: /s/ JAMES A. FAVIA   Date: 10/5/98
                                        -----------------
                                        JAMES A. FAVIA
                                        Director

                                   By:  /s/ BRUCE FRIEDMAN Date: 10/5/98
                                         ------------------
                                        BRUCE FRIEDMAN
                                        Director