Form 10-K
period 1998-06-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1998-10-13
CIK 31079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

     Commission File No. 000-8027

                         EASTCO INDUSTRIAL SAFETY CORP.
                 (Name of small business issuer in its charter)

    NEW YORK                         3842                        11-1874010
(State or other                (Primary Standard              (I.R.S. Employer
jurisdiction of            Industrial Classification           Identification
incorporation or                  Code Number)                      Number)
organization)

       130 West 10th Street, Huntington Station, New York         11746
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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the  Exchange  Act of 1934 during the  preceding  twelve
(12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past ninety (90) days.

                         YES   X                NO
                              ---                  ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X}

State registrant's revenues for its most recent fiscal year.  $34,339,038.

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 17, 1998 was approximately $1,930,000. Non-affiliates include all shareholders other than officers, directors and 5% shareholders known to registrant. Market value is based upon the price of the common stock of the registrant as of the close of business on September 17, 1998 which was $1.44 per share as reported by NASDAQ.

As of September 17, 1998, the number of shares outstanding of the common stock of the registrant was 1,683,079 shares. The number of shares has been adjusted for prior stock splits and estimated rounding for fractional shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the registrant's proxy statement to be filed within 120 days of June 30, 1998 and are incorporated herein by reference thereto.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

     (a) General Development of Business.

     Eastco Industrial Safety Corp. (referred to herein as the "Company", the "Registrant" or "Eastco"), is a corporation organized and existing under the laws of the State of New York, having been incorporated on May 15, 1958.

     The Company, through its wholly-owned subsidiaries, Disposable Safety Wear, Inc. ("Disposable"), Safety Wear Corp. ("Safety Wear"), Eastco Glove
Technologies, Inc. ("Glove Technologies"),Puerto Rico Safety Equipment Corporation ("Puerto Rico Safety Equipment"), and Puerto Rico Safety Corp. ("Puerto Rico Safety"), manufactures industrial protective clothing products and distributes a wide range of industrial safety products. The Company's
Manufacturing Operations sells its products to distributors. The Company's Distribution Operations sells products to "end users," including manufacturing companies and service businesses, public utilities, fisheries, pharmaceutical plants, the transportation industry and companies engaged in hazardous materials abatement. Use of products sold by the Company has in a large part resulted from the adoption of OSHA standards and the awareness of industry and the general public for the need to remove hazardous materials contained in industrial facilities, schools and buildings.

     During fiscal 1997, the Company began to focus more on the sale of products manufactured by it in its manufacturing segment.

     In April, 1997, the Company acquired a business (Glove Technologies) based in Minnesota which manufactures protective knit gloves which are being sold nationally through the Company's distributors.

     During fiscal year 1997, the Company commenced the use of separate contracted production facilities in Mexico to sew materials already cut by the Company. The use of these subcontractors results in reduced production costs.

     In March 1997, Lawrence Densen became President and Chief Executive Officer of the Company. Arthur Wasserspring became Chief Financial Officer and Vice-President of Finance, and Richard Boyen became Vice-President of Manufacturing on February 1, 1997.

     (b) Financial Information About Industry Segments.

     The financial information about the Company's business segments for each of its last three fiscal years ended June 30, 1998 is included in Note 10 of the Notes to the Consolidated Financial Statements and is incorporated by reference thereto.

     (c) Description of Business.

     Manufacturing Operations

(i) Manufactured products are sold under the "Charkate/Worksafe", "Charkate", "Worksafe" and "COVER-UP" trade names. The Company, through Disposable, Safety Wear and Puerto Rico Safety Equipment, manufactures limited use (in prior years referred to as disposable) and reusable industrial protective apparel. Limited use protective products include coveralls, shirts, pants, headwear, hoods, aprons, smocks, lab coats, hazardous material handler suits, examination gowns, sleeves, shoe covers and related items. Limited use clothing is designed to protect the user from, among other things, splash, dirt contamination and against a wide range of substances. Limited use clothing is made primarily of a spun bonded polyolefin produced solely by DuPont under the trade name Tyvek(R). Reusable industrial protective clothing consists of items for the protection of various parts of the body which are designed to shield the user from, among other things, splash, dirt, contamination, heat, fire, cold and the outside environment. Specific products manufactured include coveralls, gloves, mitts, shirts, thermal underwear, sleeves, coats, pants, leggings, spats, bibs, safety vests and a variety of other kinds of protective clothing and uniforms.

     Pursuant to the acquisition during April, 1997, the Company now manufactures protective knit gloves and sleeves which are sold by the Company's Charkate Worksafe/Knit Glove Division. These products are generally made of cotton and cotton polyester, composite high tensile cut resistant yarns, Kevlar
(R) Brand aramid fibers, as well as steel, stainless steel and other high cut resistant composite fibers. The products may have special coating and in general are used to protect the user from cuts and abrasions, and can be used in industries involving such items as meat packing, glass handling, sheet metal, and automotive protection.

     Sales of manufactured limited use clothing and related limited use products accounted for approximately 54%, 45% and 43% of the Company's consolidated revenues for the three fiscal years ended June 30, 1998, respectively.

     The Company's Manufacturing Operations and warehousing facilities are located in Puerto Rico, Minnesota and Alabama. The Company also has contracted production facilities in Mexico to sew materials already cut by the Company. The Company's Manufacturing Operations are directed primarily from Alabama and its sales are directed from New York. The Company's products are sold primarily in the United States and Puerto Rico. The Company sells its manufactured products through independent distributors. In addition, manufactured products are sold through the Company's Distribution Operations in the northeastern region of the United States and Puerto Rico.

     The Company utilizes catalogs, telemarketing and its website (www.eastco.com) to aid in its sales efforts, although the Company does not engage in any mail order business. Sales are primarily to distributors who sell to "end users" comprised of industrial, commercial and governmental accounts. The Company considers industrial accounts to be those businesses which are primarily based upon manufacturing and production, while commercial accounts are considered by the Company to be service businesses. The Company also believes that standards established by OSHA have resulted in a need by others to purchase the Company's products. Sales are also promoted through trade shows, mailings and advertising in trade magazines and directories.

(ii) The Company has made no public announcement of, or made public information about, any new product in this segment which would require the investment of a material amount of the Company's assets or which otherwise is material, other than with respect to its aforementioned acquisition described above in Item 1(a) and in the Company's 10QSB for the period ended March 31, 1997, Part II, Item V(d) which is incorporated by reference herein.

(iii) The Company is not dependent upon any one company for a source of supply of raw materials for its manufacturing operations other than DuPont which supplies the Company with Tyvek(R), which is used in various lines of its limited use products. Products utilizing Tyvek(R) accounted for approximately 52%, 44% and 41% of consolidated sales for the three fiscal years ended June 30, 1998, respectively. Management believes that its current relationship with DuPont is satisfactory. Loss of DuPont as a supplier of Tyvek (R) would have a material adverse effect on the Company's Operations.

(iv) Puerto Rico Safety Equipment is engaged in manufacturing in Puerto Rico and was granted an exemption for seventeen (17) years under the Puerto Rico Industrial Tax Exemption Act of 1963 (the "Industrial Tax Act") with respect to Puerto Rico income taxes on the production of such items as safety clothing, protective sleeves, coats, pants, hoods and jackets for the period commencing January 1, 1970. On July 1, 1989 Puerto Rico Safety Equipment was granted an extension of its exemption and has a 90% exemption from Puerto Rico income taxes for the ten-year period ending on June 30, 1999. During this period, Puerto Rico Safety Equipment has a 75% exemption from Puerto Rico municipal taxes on its real and personal property utilized in its operations.

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

     As Puerto Rico tax exemptions are reduced or expire, the Company may be required to pay taxes on income earned in Puerto Rico. The Company is unable to predict the amount of such impact after such exemptions are reduced or expire.

     Puerto Rico Safety Equipment and Disposable have elected to apply Section 936 of the Internal Revenue Code, effective July 1, 1979. The provisions of
Section 936 are effective until revoked by the Company. If the conditions of Section 936(a)(2) are satisfied, the Section 936 credit equals the portion of the United States income tax that is attributable to taxable income from sources outside the United States derived from the active conduct of a trade or business within a United States possession, or the sale or exchange of substantially all of the qualified possession source investment income. Dividends payable by each subsidiary to the Company from operations are entitled to a 100% dividends received deduction but are subject to a 10% withholding tax in Puerto Rico. The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") imposed new limitations on computing the Possession Tax Credit under
Section 936 for tax years beginning after 1993. The Company made an election in 1995 which reduced the credit to 60% of the 1994 level and which further phases out the credit by 5% in each subsequent year to a maximum credit of 40% in 1998. Since the credit is a function of future earnings, if any, the effect of such limitations cannot be determined at the present time. In addition, the Omnibus Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax Calculation. The Small Business Job Protection Act of 1996 further limits the Possession tax credit for years beginning after 2001 with the credit being eliminated for tax years beginning after 2005. No dividends have been declared on the aggregate undistributed earnings of Puerto Rico Safety Equipment and Disposable (which through June 30, 1998, aggregates approximately $1,187,000) and none are intended to be declared because it is management's intention to reinvest the earnings, if any, from such subsidiaries indefinitely. The Company believes that based upon current operations, the Omnibus Act will not have a material effect on the Company for the foreseeable future.

     The Company is a party to a Garment Manufacturer & Seller License Agreement with DuPont, pursuant to which DuPont provides the Company with nonwoven fabric under its trademark. This Agreement may be terminated by either party for any reason with 120 days notice.

(v) The Company does not consider this segment of its business to be seasonal.

(vi)  The  Company  is  required  to  maintain   substantial   inventories  (see
Consolidated Financial Statements) for this segment in order to meet the immediate shipping requirements of its customers who require products on short notice and who do not maintain an inventory of same. The Company believes that other companies in this industry also maintain substantial inventories.

(vii) This segment of the Company is not dependent upon any single customer or any few customers, the loss of any one or more of whom would have an adverse effect on the business of the Company. No one company or customer accounts for more than 10% of the Company's consolidated revenues.

(viii) The dollar amount of backlog of orders estimated and believed to be firm for this segment as of June 30, 1998 was approximately $972,000 compared to approximately $1,828,000 as of June 30, 1997. All of the backlog as of June 30, 1998 is expected to be filled during the current fiscal year. The Company's backlog has been reduced because of its ability to increase production capacity thereby allowing it to be more current on its shipments.

(ix) No material portion of the business of the Company for this segment is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

(x) The Company faces competition in all of its product markets from larger, established companies that have greater financial, managerial, sales and technical resources than the Company, and certain markets for the Company's products are dominated by such larger companies. While larger competitors may be able to benefit from economies of scale and to introduce new products that compete with the Company's products, management of the Company is accustomed to such competition, and believes the Company will remain competitive in this group of companies. The Company's major competitors in price and in service in its Manufacturing Operations are Kappler Inc. and Lakeland Industries, Inc., in limited use clothing sales, and Red Kap, a subsidiary of VF Industries Inc., Topps Mfg. Co. and Workrite Uniform Co. in the sale of reusable clothing. Primary competitors in the manufacture of gloves are Chicago Protective Apparel, Inc., Steel Grip, Inc., and Golden Needles Ansell, Inc.

(xi) The Company, during the last three fiscal years, has not spent any material amount on research and development relating to the development or research activities of new products, services or techniques or the improvement of existing products, services or techniques.

(xii) Compliance with Federal, State and local environmental laws is expected to have no material effect upon capital expenditures, earnings and the competitive position of the Company. The Company's manufacturing facilities are subject to regulation and inspection standards established by OSHA. Such facilities have not yet been inspected for compliance with OSHA. Although the Company believes it is in material compliance with required standards, there can be no assurance that any inspection will not reveal that the Company has failed to comply with OSHA and that, as a result, the Company may be required to expend sums, which can be costly, to assure compliance with OSHA regulations.

(xiii) The total number of employees employed by the Registrant as of June 30, 1998 was approximately 261 for both segments.

     Distribution Operations

(i) The Company, primarily through Eastco, distributes industrial safety products manufactured by third parties. Products distributed include hard hats, protective clothing, gloves, glasses, ear muffs, ear plugs, respirators, goggles, face shields, rainwear, protective footwear, first-aid kits, monitoring devices, signs and related products. These products are sold to industry and service businesses, including utilities, hospitals, pharmaceutical plants, and companies engaged in hazardous materials abatement.

     The Company supplies a variety of items which may be used during the removal and/or encapsulation of hazardous materials in office buildings, chemical plants, refineries, power-generating plants, schools and hospitals. Abatement products sold by the Company largely include items made by other companies, such as negative air machines, respirators, air filtration equipment, vacuums, polybags and sheetings, decontamination showers, signs, tools, pumps, sprayers and related equipment. The Company does not engage in the removal or encapsulation of hazardous materials. Sales of these products accounted for approximately 12%, 13% and 20% of the Company's consolidated revenues for the three fiscal years ended June 30, 1998, respectively. The foregoing percentages do not include products used in the abatement field which are manufactured by the Company.

     The Company's Distribution Operations are primarily directed from the Company's offices in New York. The Company also has facilities for warehousing and distribution of its non-manufactured products in Puerto Rico, Connecticut and Florida. The Company sells a variety of safety products including those manufactured by 3M/Racal Health, Ansel/Edmont and Dalloz. Items distributed are sold primarily in the northeastern region of the United States.

     The Company employs full-time salespersons in its Distribution Operations who sell products distributed by the Company, and on a more limited basis, products manufactured by the Company. The Company uses catalogs and telemarketing, and its website (www.eastco.com) in its sales efforts. The Company does not engage in any mail order business, nor sell on a retail basis. Sales are primarily to industrial, commercial and governmental accounts.

(ii) The Company has made no public announcement of, or made public information about, any new product in this segment which would require the investment of a material amount of the Company's assets or which otherwise is material.

(iii) The Company serves as a distributor for various firms but is not dependent upon any one company for which it acts as a distributor.

(iv) Patents, trademarks, licenses, franchises and concessions are not material to this segment.

(v) The Company does not consider this segment of its business to be seasonal.

(vi)  The  Company  is  required  to  maintain   substantial   inventories  (see
Consolidated Financial Statements) for this segment in order to meet the immediate shipping requirements of its customers who require products on short notice and who do not maintain an inventory of same. The Company believes that other companies in this industry also maintain substantial inventories.

(vii) This segment of the Company is not dependent upon any single customer or any few customers, the loss of any one or more of whom would have an adverse effect on the business of the Company. No one company or customer accounts for more than 10% of the Company's consolidated revenues.

(viii) The dollar amount of backlog of orders estimated and believed to be firm for the segment as of June 30, 1998 was approximately $276,000 compared to approximately $319,000 as of June 30, 1997. All of the backlog as of June 30, 1998 is expected to be filled during the current fiscal year.

(ix) No material portion of the business of the Company for this segment is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

(x) The Company faces competition in all of its product markets from larger, established companies that have greater financial, managerial, sales and technical resources than the Company, and certain markets for the Company's products are dominated by such larger companies. While larger competitors may be able to benefit from economies of scale and to introduce new products that compete with the Company's products, management of the Company is accustomed to such competition, and believes the Company will remain competitive in this group of companies. The Company's major competitors in price and in service in its Distribution Operations are Balco Industries, Inc. and Freemont Safety Corp. in industrial sales, and Insulation Distributions Company, Industrial Productions Company and Aramsco Company in abatement sales.

(xi) The Company, during the last three fiscal years, has not spent any material amount on research and development relating to the development or research activities of new products, services or techniques or the improvement of existing products, services or techniques.

(xii) Compliance with Federal, State and local environmental laws in this segment is expected to have no material effect upon capital expenditures, and the competitive position of the Company.

(xiii) The total number of employees employed by the Registrant as of June 30, 1998 was approximately 261 for both segments.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     All sales of the Company's products are primarily to the United States, inclusive of Puerto Rico.

Item 2.  DESCRIPTION OF PROPERTY

     The following properties are material to the business of the Company:

     The executive offices of the Company are located at 130 West 10th Street, Huntington Station, New York and are owned by the Company (the "Huntington Property"). The Huntington Property is also used for warehousing and distributing and contains approximately 25,000 square feet of warehouse space and 5,000 square feet of office space. At June 30, 1998, the premises were subject to a first real estate mortgage made in 1992, payable to 130 West 10th Street Associates, LLC ("Associates") in the amount of $404,985. The wives of Messrs. Alan Densen and Anthony Towell, executive officers and directors of the Company and Charles Holzberg, a director, are members of Associates.

     The Company's wholly-owned subsidiary, Disposable, leases a building, which is used for manufacturing and warehousing, consisting of approximately 45,000 square feet in Aguadilla, Puerto Rico from the Puerto Rico Industrial Development Company. A lease was entered into for these premises on February 21, 1995, effective for the ten year period commencing September 1, 1993. Rent for the twelve month period ending August 31, 1998 was at the monthly rate of $8,570, which escalates to $13,041 in the final year of the lease.

     The Company's wholly-owned subsidiary, Safety Wear, occupies approximately 40,000 square feet in Decatur, Alabama. The premises are utilized for the cutting and warehousing of coveralls and other limited use products. The Company pays $8,450 rent per month on a month-to-month basis. Should these facilities not be available to the Company, the Company believes that alternative sites are readily available at a comparative cost.

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

     As of June 30, 1998, the Company estimates that it is a party to approximately 1,100 cases with respect to exposure to asbestos involving approximately 3,000 plaintiffs, of which 800 cases pertain to Puerto Rico Safety Equipment, involving approximately 2,000 plaintiffs. Reference is made to
Exhibit 99.05 for a schedule of the known pending actions against the Company, as of June 30, 1998, that have not been settled or dismissed.

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

     From 1981 through June 30, 1998, the Company estimates that approximately 1,700 actions on behalf of approximately 10,000 first-party plaintiffs have been instituted against it concerning asbestos-related claims and that approximately 650 actions and the claims of approximately 7,000 plaintiffs have been terminated against the Company. During fiscal 1998, the Company estimates approximately 800 actions on behalf of approximately 2,000 first party plaintiffs were instituted against it and approximately 33 cases involving 700 plaintiffs were settled or discontinued against the Company. The Company estimates that as of June 30, 1998, with the exception of defense costs, a total of approximately $1,800,000 has been paid, or agreed to be paid, in settlements to date with regard to the terminated actions (inclusive of actions against Puerto Rico Safety Equipment) of which all but approximately $35,000 has been paid by the Company's insurance carriers. In addition, a number of cases have been submitted directly to the Company's insurance carriers and settled directly by them. The foregoing is based upon information available to the Company to date. Through June 30, 1998, the Company has paid less than $37,000 for legal and defense costs to counsel appointed by the insurance carriers to defend it. Past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs, which the Company is unable to predict.

     The Company believes that it maintained various policies of primary insurance in different amounts which will protect it against liability for asbestos-made, product-related personal injuries for the periods April 1, 1968 to April 1, 1969 and March 11, 1971 to November 27, 1985. The policies range in amounts from $50,000 to $1,000,000. The Company also believes that since August 10, 1972 to on or about August 11, 1986, it has had various policies for excess coverage applicable to asbestos claims. These policies range in amounts from $500,000 to $10,000,000 for excess coverage. There are gaps of approximately six weeks in the primary coverage between March 11, 1971 to November 27, 1985 and approximately thirty-six months in the excess coverage between August 10, 1972 and August 11, 1986, and an additional period of approximately thirteen months for excess coverage insurance companies in liquidation where there is likely to be no coverage. Reference is made to Exhibits 99.06 and 99.07 for a schedule of the foregoing insurance policies. The policies of insurance set forth on Exhibits 99.06 and 99.07 are not applicable to all of the subsidiaries of the Company, which have varying coverage, and such subsidiaries may also be without coverage for various times of their doing business. Not all of these policies are in the possession of the Company.

     During fiscal 1994, the Company reached a settlement pertaining to all pending and future cases against Eastco in the State of New York brought by one firm of plaintiffs' attorneys. The settlement does not apply to Puerto Rico Safety Equipment and is only applicable to cases brought by the same law firm against the Company in the State of New York. The Company is to be dismissed without any payment in cases not involving any exposure to a power generating station in the State of New York ("Powerhouse"). Where there is Powerhouse exposure, a payment of $100 is to be made for each alleged nonmalignant case and $300 for each malignant case. Where plaintiffs consist of two spouses, such is deemed one case. Payment is to await appropriate documentation of exposure, releases from the plaintiffs and the agreement of each plaintiff whose case is settled. A copy of the letters between counsel for the Company and counsel for plaintiffs' attorneys setting forth this settlement is designated as Exhibit 99.11.

     An agreement between the Company and its primary insurance carriers dated March 26, 1990 became effective June 26, 1990 (the "Indemnity Agreement"). The Company entered into the Indemnity Agreement in an effort to resolve uncertainties as to its insurance coverage which will cover asbestos claims against the parent company where any exposure to asbestos is alleged during the period 1971 to 1985, inclusive. Pursuant to the Indemnity Agreement, the Company is obligated to share in the payment of asbestos-related claims against Eastco. Pursuant to the Indemnity Agreement, the Company is obligated to pay 12% of all attorneys' fees incurred on its behalf and 17% of indemnity costs (which include judgment and settlement amounts). The balance of these costs are to be paid by the insurance carriers which are party to the Indemnity Agreement. The Indemnity Agreement is subject to the policy limitations of each insurance policy, and may be terminated at any time upon ninety (90) days notice by any of the parties, provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than twelve (12) months from the date the notice of termination is given. The Company is presently aware of approximately fifteen (15) cases on the trial calendar. A copy of the Indemnity Agreement dated March 26, 1990 is designated as Exhibit 99.09.

     Effective during May, 1991, the Company entered into a Settlement Agreement and Release with Mount Vernon Fire Insurance Company. Pursuant to this Settlement Agreement, which is designated Exhibit 99.10, the Company discontinued its action against Mount Vernon, which provided that, subject to the terms of the Settlement Agreement, Mount Vernon would reimburse the Company (where applicable) for 6.25% of attorneys' fees (52.08% of the Company's 12% share referred to in the Indemnity Agreement in the previous paragraph) and 6.25% of indemnification costs (36.76% of the Company's 17% share referred to in the Indemnity Agreement in the previous paragraph). The Settlement Agreement is not applicable to any asbestos actions against the Company where no exposure is alleged to products manufactured or distributed by Eastco between April 1, 1968 and April 1, 1969. The Settlement Agreement may be terminated at any time upon 90 days notice, but such notice is not applicable to asbestos actions placed on a trial calendar, unless such has a trial date more than twelve (12) months from the date the notice of termination is given. The Settlement Agreement provides that the limit available under the policy is $100,000 plus attorneys' fees while the Settlement Agreement is in effect and is applicable only to the parent company. Approximately $28,000 has been reimbursed by Mount Vernon Fire Insurance Company as of June 30, 1998 for indemnification.

     The Company is unable to ascertain the total extent of insurance applicable to asbestos claims against it or the extent to which its insurance carriers will provide coverage. The two agreements referred to above between the Company and the insurance carriers may not be applicable to Puerto Rico Safety Equipment, which is covered by other insurance. To date, the claims settled by Puerto Rico Safety Equipment have been paid in full by insurance. A schedule of insurance believed to be applicable to Puerto Rico Safety Equipment is designated Exhibit
99.08. No agreement has been reached with the insurance companies confirming all of these policies, which range from $100,000 to $500,000 for primary coverage and $1,000,000 to $5,000,000 for excess coverage. The policies for Puerto Rico Safety Equipment cover the period March 11, 1971 to July 23, 1986 with various gaps as described on the exhibit.

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
                             Manufacturing
----------------

All of the above executive officers have been elected to serve until the next annual meeting of the board of directors presently anticipated to be held December, 1998, or until their respective successors are elected and qualified.

Alan E. Densen is the father of Lawrence Densen.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The principal market on which the Common Stock of the Company is traded is the NASDAQ Small-Cap Market and its symbol is ESTO. The following chart sets forth the high and low sales prices as determined from NASDAQ for the Common Stock for the last two fiscal years and is adjusted for the Company's 1-for-10 reverse stock split effective August 12,1996 (the "Reverse Split").

     The following chart sets forth the high and low bid prices for the periods indicated as determined from NASDAQ quotations reflecting interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                  High                            Low
                              ------------                    ------------
Fiscal Year Ended June 30

     1997
     ----
First Quarter                 $ 10.00                      $ 5.63
Second Quarter                   6.25                        4.25
Third Quarter                    4.75                        3.75
Fourth Quarter                   5.31                        2.13

     1998
     ----
First Quarter                 $  3.00                      $ 2.25
Second Quarter                   3.25                        1.63
Third Quarter                    3.44                        1.81
Fourth Quarter                   3.56                        2.38

     (b) The approximate number of holders of record of the Common Stock as of September 17, 1998 was 214. The Company believes there are in excess of 1,200 beneficial holders of the Common Stock.

     (c) (1) No dividends have been paid during the past two years.

     (2) The Company has no present intention of paying any cash dividends in its foreseeable future and intends to use its net income, if any, in its operations.

     (3) The Company is prohibited from paying dividends under its loan agreement with Congress Financial Corporation.

     (d) During fiscal 1998 no equity securities that were not registered under the Securities Act of 1933, as amended were sold by the Registrant.

ITEM 6.SELECTED FINANCIAL DATA

                 EASTCO INDUSTRIAL SAFETY CORP.AND SUBSIDIARIES

                                                Years Ended June 30,
                              ------------------------------------------------------
                                1998        1997        1996       1995       1994
                              --------    --------    --------   --------   --------
                                     (in thousands, except for per share data)
Operations
----------
Net Sales                     $ 34,339    $ 27,988    $ 26,983   $ 24,025   $ 20,746
Net Income/(Loss)                 (488)     (1,392)         10         78     (2,711)
Earnings (Loss) per Share         (.29)       (.98)        .03        .22     (20.76)
Cash Dividends per Share(1)          0           0           0          0          0

                                                     As of June 30,
                              ------------------------------------------------------
                                1998        1997        1996       1995       1994
                              --------    --------    --------   --------   --------
                                     (in thousands, except for per share data)
Financial Condition
-------------------
Total Assets                  $ 17,685    $ 14,041    $ 12,472   $ 10,716   $  9,002
Long-term Debt                     538         811         434        490        539
Shareholders' Equity             3,899       4,387       2,604      2,026      1,948
Shareholders' Equity per
  Outstanding Share (2)           2.32        2.61        3.40       5.83       5.60

(1) The Company has never declared or paid a cash dividend on its common stock. It is the policy of the Board of Directors to retain earnings for use in the Company's operations. In addition, the Company is prohibited from paying such dividends based on its loan agreement with Congress Financial Corporation.

(2) Adjusted to reflect a 1-for-10 reverse stock split effective August 12, 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS


     The Company operates in the manufacturing and distribution industry segments. For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements, including the related notes, and other information appearing elsewhere in this report.

Results of Operations.

     Fiscal 1998 Compared to Fiscal 1997

     Consolidated net sales during fiscal 1998 increased 22.7% to approximately $34,339,000 from $27,988,000 during fiscal 1997. In fiscal 1998, Manufacturing Operations revenues, including $1,123,000 of incremental sales attributable to the glove division operation (acquired in April 1997), increased 24.4% to $24,767,000 from $19,907,000 in fiscal 1997, while Distribution Operations revenues increased 18.5% to $9,572,000 in fiscal 1998 from $8,081,000 in fiscal 1997. The Company believes that the overall increase in sales was due to increased demand for the Company's products in both the manufacturing and distribution segments, the improvement in the Company's inventory position and the continued overall improvement in industry conditions.

     The Company's overall gross profit percentage increased in fiscal 1998 to 16.6% as compared to 14.8% in fiscal 1997. The gross profit percentage for the Distribution Operations decreased from 16.8% in fiscal 1997 to 16.1% in fiscal 1998. The decrease was primarily attributable to a continued change in the customer base to industrial customers from environmental customers where the gross profit is lower but where the customers are more stable and credit-worthy. Additionally, the competitive environment in the marketplace continues to reduce gross profits. The gross profit percentage for the Manufacturing Operations increased to 16.9% in fiscal 1998 from 14.0% for fiscal 1997. This increase in gross profit was caused in part by (i) continued increases in production levels by the Company's contractor in Mexico at lower costs for products previously produced in Puerto Rico and Alabama and (ii) continued production efficiencies in Puerto Rico and Alabama to meet increased sales.

     Selling, general and administrative expenses for fiscal 1998 were $5,369,000 or 15.6% of sales compared to $4,870,000 or 17.4% of sales for fiscal 1997. The increase was primarily due to (i) $225,000 in incremental expenses attributable to the glove division (acquired April 1997) and (ii) and an increase in total non-glove operations commissions of $113,000 attributable to increased sales.

     Interest expense was $879,000 for fiscal 1998 as compared to $681,000 in the prior year. This increase was principally due to an increase in average borrowings in fiscal 1998 on the Company's asset-based facility with Congress Financial Corporation ("Congress"), as well as a full year's interest on additional borrowings from Congress used to purchase the Minnesota glove business in April 1997.

     The  Company's  net loss for fiscal 1998 was  $488,000 as compared to a net loss  of  $1,392,000  in  fiscal  1997.  Included  in  fiscal  1998 is a loss of approximately $266,000 (including $108,000 in non-cash goodwill and depreciation) related to the glove division acquired in April 1997. During the fourth quarter of fiscal 1998, the Company incurred a net loss of $656,000, which was primarily the result of selling price reductions on certain of the Company's products during the fourth quarter due to competition and market conditions. Another factor contributing to this loss was a higher mix of sales of manufactured products with lower margins. Additionally, due to cash flow requirements, the Company offered certain products at higher selling price discounts in order to increase the borrowing base of accounts receivable under its line of credit agreement with Congress.

     Fiscal 1997 Compared to Fiscal 1996

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

     The Company's overall gross profit percentage decreased in fiscal 1996 to 14.8% as compared to 20.3% in fiscal 1996. The gross profit percentage for the Distribution Operations decreased from 18.5% in fiscal 1996 to 16.8% in fiscal 1997 due to a change in the customer base from environmental customers to industrial customers where the customer base is more stable and credit-worthy. The gross profit percentage for the Manufacturing Operations was 14.0% for fiscal 1997 as compared to 21.2% for fiscal 1996. This reduction was caused in part by (1) the Company's contractor in Mexico not meeting expected production levels, which forced higher production domestically at higher costs, (2) higher manufacturing costs due to payroll and other overhead increases, (3) increased sales in lower gross profit products, and (4) continued intense competition in the marketplace.

     During the first three months ended September 30, 1996 the Company sustained a decrease in sales due to hurricanes in Puerto Rico that affected both production and shipments and therefore sales for that quarter. This loss in production for the quarter caused lower production efficiencies in Puerto Rico because of the weather related down-time.

     Selling, general and administrative expenses for fiscal 1997 were $4,870,000 or 17.4% of sales compared to $4,546,000 or 16.8% for the prior fiscal year. This increase was principally due to increased marketing expenses, including a new telemarketing program and catalogs, an increase in bad debt expense and operating expenses of the new glove manufacturing subsidiary in Minnesota acquired during April 1997.

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

     The Company, in connection with the purchase of the glove manufacturing business in Minnesota during the fourth quarter of fiscal 1997, borrowed $440,000 from Congress, issued 100,000 shares of its Common Stock valued at approximately $412,000, has agreed to make additional payments over the next three to five years aggregating at least $240,000 and paid cash of approximately $295,000 (see Note 12 of the Notes to the Consolidated Financial Statements).

     The material loss of $1.3 million recorded by the Company in the fourth quarter fiscal 1997 was incurred due to:

a) Serious production disruption in Mexico began in April 1997 as a result of the withdrawal of the Company's manufacturing contractor and consequently the need to manufacture these products at its plants in Alabama and Puerto Rico at a net loss to meet short-term sales commitments and retain market share. The total cost of this disruption was approximately $1,025,000.

b) The purchase of the new glove division in April 1997 which resulted in lower than expected sales with negligible gross profit and higher selling, general and administrative expenses. The foregoing resulted in a loss of approximately $56,000.

c) Increases in certain reserves and expense accruals as a result of fourth quarter events. This included auditing fees of approximately $50,000, bad debt and inventory reserve expenses aggregating $95,000, and advertising and catalogs, which are consistently expensed as the catalogs are mailed, of approximately $80,000.

     The items discussed above were related wholly to fourth quarter 1997 events, having no impact on previously filed interim financial statements.

Liquidity and Capital Resources

     Net cash used for operating activities was principally a result of the Company's net loss, an increase in inventories and receivables offset by an increase in accounts payable. Cash flows used in investing activities was for the purchase of property, plant, and equipment. Cash flows provided by financing activities was principally from borrowings under the Company's loan agreement with Congress.

     The Company has working capital as of June 30, 1998 of $1,709,000 as compared to working capital of $2,474,000 as of June 30, 1997. The decrease resulted primarily from the effect of the loss as well as the reduction in long-term debt. A substantial portion of the Company's working capital consists of inventory which was $7,850,000 and $5,973,000 as of June 30 1998 and 1997, respectively. The Company is required to maintain substantial inventories of its numerous products to meet the immediate requirements of its customers who need products on short notice and who do not maintain an inventory of such products.

     The Company has a line of credit  agreement  with  Congress,  which expires
October of 1999. The line provides for borrowings up to $9,000,000, with interest payable monthly at 1% above the prime rate, and an unused line fee of 1/4% a year. In August 1998, Congress amended its agreement to increase the line of credit to increase the maximum the Company can borrow on the inventory portion to $4,500,000 from $3,850,000. The limits on borrowings remain at 85% of eligible accounts receivable and 55% of eligible inventory. The amounts outstanding at June 30, 1998 and June 30, 1997 were $8,189,000 and $5,418,000, respectively. The Company had $62,000 available for borrowing at June 30, 1998 based on its formula with Congress. The loan is subject to certain working capital and net worth requirements and is collateralized by all of the assets of the Company not previously pledged under other loan agreements. Although the Company, at June 30, 1998, was not in compliance with the tangible net worth requirement of the loan agreement, Congress waived this default for this fiscal year and reduced the requirement for future periods (see Note 5 of the Notes to the Consolidated Financial Statements). The loan agreement prohibits the payment of cash dividends by the Company.

     The Company believes that its current working capital position, line of credit and operations will be sufficient to satisfy its cash needs through June 30, 1999.

     The Company has no material commitments for capital expenditures.

     At the present time, the Company, together with a variety of defendants, is a party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by the Company. The Company may become a party to additional asbestos-related actions in the future. The Company is also party to a non-asbestos product liability action. While as indicated in Item 3. Legal Proceedings, legal and settlement costs to the Company have not been material to date, the Company cannot, at this time, determine the outcome of these uncertainties which may have an adverse effect upon the liquidity of the Company in the future.

Year 2000

     The Company does not believe, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will have a material effect on the Company's results of operations or financial position. Although the Company cannot control the efforts of the third parties with which it interfaces, it does not currently anticipate that there will be any significant disruption of the Company's ability to transact business.


Recent Events

     Late in the first quarter of fiscal 1999, Hurricane Georges struck the Island of Puerto Rico, causing serious damage to the Island's infrastructure. The Company's manufacturing facility in Aguadilla was closed for approximately three weeks due to disruption of utility services; however, only minimal physical damage was sustained by the facility. The Company anticipates that the facility will be at full production by mid-October. Management believes that the effect of Hurricane Georges will not have a significant impact on the results of operations for the quarter ended September 30, 1998.

     Additionally, the Company anticipates lower gross margins in the first quarter due to intense competition in the marketplace resulting from weaker demand emanating from the overall effect of the General Motors strike and unseasonably hot weather.

Risks and Other Considerations

     From time to time, information provided by the Company or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" and similar expressions are intended to identify forward looking statements. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including, but not limited, to the following:

     The Company, since its fiscal year ended June 30, 1991 with the exception of fiscal years 1996 and 1995, has had a history of significant losses. There can be no assurances that the Company will be profitable or will not incur losses in the future.

     The Company is dependent upon its revolving line of credit with Congress Financial Corp. In the event that the Company is unable to comply with its obligations to Congress, the Company's indebtedness could be declared immediately due and payable and in certain cases the Company's assets could be foreclosed upon. There can be no assurances that there will be other sources of financing for the Company if required.

     The Company is a party to asbestos litigation and additional asbestos actions continue to be brought against it. To date, the Company believes that its insurance coverage has been adequate, but there can be no assurances that such coverage will continue to be adequate in the future. There can be no assurances that asbestos litigation will not have an adverse affect upon the Company. For a more complete discussion on asbestos litigation and the Company's insurance coverage, reference is made to Item 3 of the Company's Form 10-K for June 30, 1998 and future filings under form 10-Q.

     The Company has competitors that have greater financial, management, sales and technical resources than the Company. The Company's success also depends to a significant degree on the contributions of its key management. The loss of services of one or more key members of management could have an adverse affect upon the Company. The Company is also dependent upon DuPont which supplies the Company with Tyvek(R) which is used for various lines of the Company's limited use products. Management believes that its current relationship with DuPont is satisfactory. The Company is a party to a Garment Manufacturer & Seller License Agreement with DuPont, pursuant to which DuPont provides the Company with nonwoven fabric under its trademark. This Agreement may be terminated by either party for any reason with 120 days notice. Loss of DuPont as a supplier of Tyvek(R) would have material adverse effects on the Company's operations. The Company is also required to maintain substantial inventory for its operations in order to meet the immediate requirements of its customers who require products on short notice. There can be no assurances that the Company will be able to maintain sufficient inventory or that the Company will not return to periods where there is sufficient working capital to maintain its inventory to meet the needs of its customers.

     The Company also enjoys the benefits of various tax incentives with respect to its operations in Puerto Rico which are described in Item 1 of its Form 10-K for June 30, 1998. If Puerto Rico's tax exemptions are reduced or expire, the Company may be required to pay taxes on income earned in Puerto Rico. The Company is unable to predict the amount of such impact after such exemptions are reduced or expire.

     Due to the foregoing, the market price of the Company's Common Stock may be volatile at times in response to fluctuations of the Company's operating results, changes in analyst earnings estimates, market conditions as well as general conditions and other factors general to the Company.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements annexed hereto.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Eastco Industrial Safety Corp. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Eastco Industrial Safety Corp. (a New York corporation) and Subsidiaries as of June 30, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastco Industrial Safety Corp. and Subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                          /s/ARTHUR ANDERSEN LLP


Melville, New York
September 17, 1998

CORNICK, GARBER & SANDLER, LLP
Certified Public Accountants



              Independent Auditors' Report on Supplemental Schedule




Board of Directors
Eastco Industrial Safety Corp.

     In connection with our audits of the consolidated financial statements of Eastco Industrial Safety Corp. and Subsidiaries at June 30, 1997 and 1996 and for each of the two years in the period ended June 30, 1997, we have also audited Schedule II for each of the two years ended June 30, 1997, included in this annual report on Form 10-K. In our opinion, such schedule presents fairly the information required to be set forth therein.


                                             /s/ Cornick, Garber & Sandler, LLP

                                             CORNICK, GARBER & SANDLER, LLP
                                             -----------------------------------
                                             CERTIFIED PUBLIC ACCOUNTANTS


Uniondale, New York
October 27, 1997

CORNICK, GARBER & SANDLER, LLP
Certified Public Accountants



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

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                             /s/ Cornick, Garber & Sandler, LLP

                                             CORNICK, GARBER & SANDLER, LLP
                                             -----------------------------------
                                             Certified Public Accountants

Uniondale, New York
October 27, 1997

                                      EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS



                                                                                                                  June 30,
                                                                                                                  --------
                                        ASSETS                                                               1998           1997
                                        ------                                                               ----           ----
CURRENT ASSETS:
   Cash and cash equivalents                                                                           $    223,125    $    112,258
   Accounts receivable, net of allowance for doubtful accounts of
     $185,000 and $219,000, respectively (Note 5)                                                         6,191,916       4,561,053
   Inventories (Notes 1, 2 and 5)                                                                         7,849,665       5,972,904
   Other current assets                                                                                     692,595         670,155
                                                                                                       ------------    ------------
                        Total current assets                                                             14,957,301      11,316,370

Property, plant and equipment, net (Notes 1, 3, 5 and 6)                                                  2,276,677       2,213,971
Excess of cost over net assets acquired (Note 1)                                                            426,229         448,910
Other assets                                                                                                 24,794          61,338
                                                                                                       ------------    ------------
                        Total assets                                                                   $ 17,685,001    $ 14,040,589
                                                                                                       ============    ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Loans payable (Note 5)                                                                              $  8,189,842    $  5,417,675
   Current maturities of long-term debt (Note 6)                                                            277,628         278,821
   Accounts payable                                                                                       4,384,580       2,770,626
   Accrued expenses                                                                                         395,860         374,764
                                                                                                       ------------    ------------
                        Total current liabilities                                                        13,247,910       8,841,886

LONG-TERM DEBT, less current maturities (Note 6)                                                            538,283         811,410
                                                                                                       ------------    ------------
                        Total liabilities                                                                13,786,193       9,653,296
                                                                                                       ------------    ------------

COMMITMENT AND CONTINGENCIES (Notes 6, 8 and 11)

SHAREHOLDERS' EQUITY (Notes 1, 6 and 7):
   Preferred stock, $.01 par value; authorized 1,000,000 shares; no
     shares issued and outstanding                                                                              --              --
   Common stock, $.12 par value; authorized 20,000,000 shares;
     1,683,079 issued and outstanding                                                                       201,970         201,970
   Additional paid-in capital                                                                             9,807,708       9,807,708
   Accumulated deficit                                                                                   (6,110,870)     (5,622,385)
                                                                                                       ------------    ------------
                        Total shareholders' equity                                                        3,898,808       4,387,293
                                                                                                       ------------    ------------
                        Total liabilities and shareholders' equity                                     $ 17,685,001    $ 14,040,589
                                                                                                       ============    ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                             Years Ended June 30,
                                                                            --------------------------------------------------------
                                                                                 1998                   1997                 1996
                                                                                 ----                   ----                 ----
NET SALES                                                                   $ 34,339,038          $ 27,987,969          $ 26,982,699

COST OF GOODS SOLD (Note 1)                                                   28,622,886            23,838,094            21,495,693
                                                                            ------------          ------------          ------------

                        Gross profit                                           5,716,152             4,149,875             5,487,006

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 1)                          5,369,397             4,870,030             4,546,222
                                                                            ------------          ------------          ------------

INCOME (LOSS) FROM OPERATIONS                                                    346,755              (720,155)              940,784

OTHER (INCOME) EXPENSE                                                           (44,166)               (9,074)               16,388

INTEREST EXPENSE                                                                 879,406               680,749               836,359

SETTLEMENT WITH FORMER UNDERWRITER (Note 7)                                         --                    --                  78,000
                                                                            ------------          ------------          ------------

                        Net (loss) income                                   $   (488,485)         $ (1,391,830)         $     10,037
                                                                            ============          ============          ============

(LOSS) INCOME PER SHARE (Note 1)
   Basic                                                                    $       (.29)         $       (.98)         $        .03
                                                                            ============          ============          ============
   Diluted                                                                  $       (.29)         $       (.98)         $        .02
                                                                            ============          ============          ============

AVERAGE NUMBER OF SHARES USED IN COMPUTING PER SHARE AMOUNTS
   Basic                                                                       1,683,079             1,413,775               362,391
                                                                            ============          ============          ============
   Diluted                                                                     1,683,079             1,413,775               595,758
                                                                            ============          ============          ============


 The accompanying notes are an integral part of these consolidated statements.

                 EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                        Common Stock *        Additional
                                                                  ------------------------     Paid-In     Accumulated
                                                                      Shares        Amount     Capital      (Deficit)       Total
                                                                  -----------    ---------    ----------   -----------   ----------
BALANCE, July 1, 1995                                                 347,738    $  41,729    $6,224,509   $(4,240,592)  $2,025,646
   Shares issued on settlement with former underwriter                 10,000        1,200        70,825          --         72,025
   Exercise of Class A warrants                                         3,750          450        48,300          --         48,750
   Shares issued on conversion of subordinated debenture               26,374        3,165       121,963          --        125,128
   Purchase and retirement of common stock                            (21,374)      (2,565)     (177,435)         --       (180,000)
   Shares issued in private placement                                 399,000       47,880       454,314          --        502,194
   Net income for the year ended June 30, 1996                           --           --            --          10,037       10,037
                                                                  -----------    ---------    ----------   -----------   ----------
BALANCE, June 30, 1996                                                765,488       91,859     6,742,476    (4,230,555)   2,603,780
   Shares issued in private placement                                 114,000       13,680       140,320          --        154,000
   Shares issued in shareholder rights and public offering            703,591       84,431     2,524,405          --      2,608,836
   Sale of warrants to underwriter                                       --           --               7          --              7
   Shares issued for acquisition of glove manufacturing business      100,000       12,000       400,500          --        412,500
   Net loss for the year ended June 30, 1997                             --           --            --      (1,391,830)  (1,391,830)
                                                                  -----------    ---------    ----------   -----------   ----------
BALANCE, June 30, 1997                                              1,683,079      201,970     9,807,708    (5,622,385)   4,387,293
   Net loss for the year ended June 30, 1998                             --           --            --        (488,485)    (488,485)
                                                                  -----------    ---------    ----------   -----------   ----------
BALANCE, June 30, 1998                                              1,683,079    $ 201,970    $9,807,708   $(6,110,870)  $3,898,808
                                                                  ===========    =========    ==========   ===========   ==========

*    Gives effect to a 1-for-10 reverse stock split in August 1996.

  The accompanying notes are an integral part of these consolidated statements.

                 EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Years Ended June 30,
                                                                                          ------------------------------------------
                                                                                             1998           1997           1996
                                                                                             ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                   $   (488,485)   $ (1,391,830)   $     10,037
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization                                                         244,530         144,606         134,290
      Provision for losses on accounts receivable                                            52,000         104,736         105,732
      Shares issued for services and settlement with former underwriter                        --              --            72,025
      Net changes in assets and liabilities:
         Accounts receivable                                                             (1,682,863)          3,281        (876,629)
         Inventories                                                                     (1,876,761)       (603,667)       (866,339)
         Other current assets                                                               (22,440)       (228,392)         40,105
         Other assets                                                                        36,544         145,572         (75,122)
         Accounts payable                                                                 1,613,954        (463,505)        343,084
         Accrued expenses                                                                    21,096          83,423         (40,566)
                                                                                       ------------    ------------    ------------
                     Total adjustments                                                   (1,613,940)       (813,946)     (1,163,420)
                                                                                       ------------    ------------    ------------
                     Net cash used in operating activities                               (2,102,425)     (2,205,776)     (1,153,383)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                   (284,555)       (281,362)        (93,274)
   Acquisition of glove manufacturing business                                                 --          (734,526)           --
                                                                                       ------------    ------------    ------------
                     Net cash used in investing activities                                 (284,555)     (1,015,888)        (93,274)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                            (274,320)        (79,551)        (48,762)
   Borrowings under line of credit agreement                                             35,919,028      32,054,480      28,621,372
   Repayments under line of credit agreement                                            (33,146,861)    (32,489,880)    (27,697,205)
   Borrowings under Bridge loan                                                                --              --           500,000
   Repayment of Bridge loan                                                                    --              --          (500,000)
   Net proceeds from private placement of common stock                                         --           154,000         502,194
   Net proceeds from convertible subordinated debenture                                        --              --           225,128
   Net proceeds from shareholder rights and public offering                                    --         2,608,843            --
   Borrowings to finance acquisition of glove manufacturing business                           --           440,000            --
   Repayment of convertible subordinated debenture                                             --              --          (100,000)
   Proceeds from exercise of Class A warrants                                                  --              --            48,750
   Purchase of treasury stock                                                                  --              --          (180,000)
                                                                                       ------------    ------------    ------------
                     Net cash provided by financing activities                            2,497,847       2,687,892       1,371,477
                                                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        110,867        (533,772)        124,820

CASH AND CASH EQUIVALENTS, beginning of year                                                112,258         646,030         521,210
                                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                                 $    223,125    $    112,258    $    646,030
                                                                                       ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for interest                                              $    879,406    $    680,749    $    836,359
                                                                                       ============    ============    ============
   Cash paid during the year for income taxes                                          $      8,454    $     12,758    $      5,440
                                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Noncash consideration for acquisition of glove manufacturing business:
      Common stock issued                                                              $       --      $    412,500    $       --
                                                                                       ============    ============    ============
      Minimum guaranteed payments                                                      $       --      $    240,000    $       --
                                                                                       ============    ============    ============
   Conversion of convertible subordinated debenture into common stock                  $       --      $       --      $    150,000
                                                                                       ============    ============    ============
   Retirement of treasury stock                                                        $       --      $       --      $    128,000
                                                                                       ============    ============    ============


The accompanying notes are an integral part of these consolidated statements.

                 EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998


1.   BUSINESS AND ORGANIZATION:
     --------------------------

Operations

Eastco Industrial Safety Corp. and Subsidiaries (the "Company") operates in two industry segments. The first is the manufacture and sale of industrial protective clothing products to distributors throughout the United States and in Puerto Rico. The second is the distribution and sale of industrial protective clothing and other protective products directly to "end users" located primarily in the Northeastern United States and Puerto Rico.

The Company's manufacturing division uses Tyvek(R) to produce limited use clothing. Tyvek(R) is sold solely by E.I. Dupont Industries, Inc. Products made of Tyvek(R) accounted for approximately 52%, 44% and 41% of consolidated sales for the years ended June 30, 1998, 1997 and 1996, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Eastco Industrial Safety Corp. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, which represents estimated net realizable value.

Depreciation and Amortization

Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining term of the lease.

Excess of Cost over Net Assets Acquired

The excess of cost over the net assets of a business acquired in April 1997 is being amortized on a straight-line basis over its estimated useful life of 20 years (Note 12). Management periodically evaluates this asset for impairment using estimated future cash flows from the acquired business and other estimates of cost recoverability.

Fair Value of Financial Instruments

Cash and cash equivalents, receivables, loans payable and long-term debt are reflected in the consolidated balance sheets at amounts considered by management to reasonably approximate their fair value because of their relative short-term maturities, recent incurrence or because they bear variable interest rates.

Stock Options and Warrants

In 1997, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" for stock options and warrants granted to its employees, officers and directors and, therefore, continues to apply the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in its accounting for such grants. Accordingly, no compensation cost is recognized for these grants unless they are for less than fair value at issuance or are considered a variable award.

Per Share Amounts

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" during 1998. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. Earnings per share data for all prior periods presented have been restated to conform with the provisions of SFAS 128. Common stock equivalents are excluded from the computation for the years ended June 30, 1998 and 1997 as they would have an anti-dilutive effect. The number of shares of common stock subject to stock options included in diluted earnings per share was 232,827 for the year ended June 30, 1996.

Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company's consolidated financial statements will be required to include comprehensive income disclosures beginning with the first quarter of fiscal 1999. Restatement of prior period information will be made for comparative purposes, if applicable.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of operating segments in interim and annual financial statements, as well as requiring related disclosures about products and services, geographic areas and major customers. This standard is effective for the Company's fiscal 1999 financial statements. Initial adoption of this standard may take place on an interim or year end basis.

SFAS Nos. 130 and 131 expand and modify financial statements disclosures and , accordingly, will have no impact on the Company's results of operations or financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. The Company currently does not use derivatives nor does it engage in hedging transactions or anticipate a material impact in future years.

2.   INVENTORIES:
     ------------

Inventories consist of the following at June 30:

                                                       1998              1997
                                                    ----------        ----------

      Raw materials                                 $1,579,096        $2,049,328
      Work-in-process                                  802,011         1,145,395
      Finished goods                                 5,468,558         2,778,181
                                                    ----------        ----------
                              Total                 $7,849,665        $5,972,904
                                                    ==========        ==========

3.   PROPERTY, PLANT AND EQUIPMENT, NET:
     -----------------------------------

Property, plant and equipment is comprised of the following at June 30:

                                                                                                                        Estimated
                                                                                                                          Useful
                                                                               1998                   1997              Life (Years)
                                                                               ----                   ----              ------------
    Cost:
      Land                                                                $   382,000            $   382,000               N/A
      Building and leasehold improvements                                     842,967                833,741            5 - 40
      Machinery and equipment                                               2,377,079              2,106,191            3 - 10
      Furniture and fixtures                                                  250,604                246,163            7 - 10
                                                                          -----------            -----------
                            Total                                           3,852,650              3,568,095

    Less: accumulated depreciation and amortization                        (1,575,973)            (1,354,124)
                                                                          -----------            -----------
                            Balance                                       $ 2,276,677            $ 2,213,971
                                                                          ===========            ===========

Depreciation and amortization expense for property, plant and equipment for the years ended June 30, 1998, 1997 and 1996 amounted to $221,849, $139,881 and
$134,290, respectively.

4.   INCOME TAXES:
     -------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"). While SFAS 109 requires the recognition of a deferred tax asset for the benefit of net operating loss carryforwards, it also requires the recognition of a valuation allowance when it is more likely than not that such benefit will not be realized. As a result of the Company's history of losses, it has recorded a valuation allowance equal to the net deferred tax asset accounts as of June 30, 1998 and 1997.

Deferred income taxes relate to the following temporary differences and carryforwards as of June 30:

                                                                                   1998                    1997
                                                                                   ----                    ----
Deferred tax assets:
   Net operating loss carryforwards                                            $ 2,356,000              $ 2,121,000
   Allowance for doubtful accounts and credits                                      79,000                   88,000
   Tax basis adjustments to inventory                                              139,000                   51,000
   Accelerated depreciation of property and equipment                                5,000                    --
                                                                               -----------              -----------
                        Total                                                    2,579,000                2,260,000
                                                                               -----------              -----------

Less deferred tax liability:
   Accelerated depreciation of property and equipment                                 --                     37,000
   Other                                                                            18,000                     --
                                                                               -----------              -----------
                        Total                                                       18,000                   37,000
                                                                               -----------              -----------
                        Balance                                                  2,561,000                2,223,000

Less: valuation allowance                                                       (2,561,000)              (2,223,000)
                                                                               -----------              -----------

Net deferred income taxes after valuation allowance                            $      --                $      --
                                                                               ===========              ===========


Two wholly-owned Puerto Rico based subsidiaries have been granted exemptions from paying Puerto Rico income taxes under provisions of the Puerto Rico Industrial Tax Exemption Act of 1963, provided such subsidiaries continue to meet the terms and conditions of their grants. One subsidiary's exemption expires June 30, 1999. This subsidiary has received a 90% exemption from Puerto Rico income taxes and a 75% exemption from Puerto Rico municipal and property taxes. The second subsidiary has received a 90% exemption from Puerto Rico income and property taxes and a 60% exemption from Puerto Rico municipal income taxes to June 2006. These subsidiaries have elected, pursuant to Section 936 of the Internal Revenue Code, to receive credits equivalent to the amount of Federal income taxes which would otherwise be due on their income. The Omnibus Budget Reconciliation Act of 1993 (the "Act") imposes limitations on computing the Possession Tax Credit under Section 936 for tax years beginning after 1993. In addition, the Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax calculation. The Small Business Job Protection Act of 1996 further limits the Possession Tax Credit for years beginning after 2001 with the credit being eliminated after the years beginning after 2005.

Dividends, if paid by the Puerto Rico based subsidiaries, are subject to a withholding tax of 10%; however, no taxes have been provided on their aggregate undistributed earnings (of approximately $1,187,000 at June 30, 1998) because it is management's intention to reinvest such earnings indefinitely.

A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

                                                                                                      Years ended June 30,
                                                                                            ----------------------------------------
                                                                                               1998           1997            1996
                                                                                               ----           ----            ----

Income tax (benefit) expense at the statutory rate                                          $(166,085)     $(529,000)     $   3,000
Effect of net operating loss of Puerto Rican
  subsidiaries for which there is no current tax benefit                                      256,085        172,000           --
Effect of domestic net operating loss for which there is
 no current tax benefit                                                                          --          357,000           --
Benefit of utilization of net operating loss
 carryforwards                                                                                (90,000)          --           (3,000)
                                                                                            ---------      ---------      ---------

Actual income tax expense                                                                   $    --        $    --        $    --
                                                                                            =========      =========      =========

At June 30, 1998, the Company has net operating loss carryforwards of approximately $6,200,000 for federal income tax purposes. The Company's domestic operations generated taxable income in fiscal 1998 for which it utilized approximately $265,000 of net operating loss carryforwards. Such carryforwards expire from 2005 through 2013. As a result of the private placement offering in June 1996, the amount of the loss carryforwards which can be utilized to offset future taxable income will be limited to approximately $345,000 per year, plus any loss carryforwards incurred after June 30, 1996. However, to the extent such annual limitation is not utilized in any year, it may be further carried forward until the carryforward would have otherwise expired.

5.   LOANS PAYABLE:
     --------------

Loans payable at June 30, 1998 and 1997 are  comprised of  borrowings  under the
Company's  line  of  credit  agreement  with  Congress   Financial   Corporation
("Congress").

The Company amended and extended its line of credit agreement with Congress during 1997. The line, which expires in October 1999, provides for borrowings up to $9,000,000 with interest payable monthly at 1% above the prime rate (8.5% at June 30, 1998), plus an unused line fee of 1/4% a year. Borrowings are limited to 85% of eligible accounts receivable and 55% of eligible inventory up to maximum inventory borrowings of $3,850,000. In August 1998, the line of credit agreement was amended to increase maximum inventory borrowings to $4,500,000. The loans are subject to certain working capital and net worth requirements and are collateralized by all assets of the Company not previously pledged under other loan agreements. The loan agreement prohibits the payment of dividends by the Company. The Company had an informal agreement with Congress whereby Congress agreed to provide the Company an additional $500,000 in borrowing availability of which $250,000 was repaid at $11,250 a week beginning November 1, 1993. In September 1993, Congress sold to three individuals, who are officers and directors of the Company, $250,000 in junior participations in the loans made to the Company. Congress repurchased $35,000 of the junior participations in May 1996 and the remaining balance during November 1996.

The Company was not in compliance with the tangible net worth requirement at June 30, 1998; however, Congress has waived such covenant and amended it downward to $3,100,000 for the year ending June 30, 1999, and not less than $3,500,000 at all times thereafter.

6.   LONG TERM DEBT:
     ---------------

     Long term debt is comprised of the following at June 30:

                                                                                                   1998               1997
                                                                                                   ----               ----
     Mortgage payable - interest at 12% per annum, collateralized by land,
      building and personal property (a)                                                       $  404,985          $  433,736
     Mortgage payable - interest at 1 1/4% above the prime rate,
      collateralized by all assets of the Puerto Rico subsidiaries (b)                            119,725             215,311
     Term loan - interest at 1 1/4% above the prime rate, collateralized by all
      assets of the Company not previously pledged(c)                                             123,034             209,517
     Guaranteed payments for purchase of glove manufacturing business
      (see Note 12) (d)                                                                           168,167             231,667
                                                                                               ----------          ----------
                           Total                                                                  815,911           1,090,231

     Less: current maturities                                                                     277,628             278,821
                                                                                               ----------          ----------
     Noncurrent portion                                                                        $  538,283          $  811,410
                                                                                               ==========          ==========

Maturities of the long-term debt are as follows:

Year ending June 30:

               1999                       $277,628
               2000                        151,411
               2001                         52,993
               2002                         53,962
               2003                        279,917
                                          --------
                       Total              $815,911
                                          ========

(a) The mortgage with an original interest rate of 14.0% per annum, and which was due in July 1997, was amended and extended on September 26, 1996. The amendment reduced the annual interest rate to 12.0% commencing July 1, 1997, with monthly payments of $6,223 until July 1, 2002, when the remaining balance of approximately $275,000 is payable. In connection with the original mortgage in 1992, the Company issued five year warrants to acquire 10,833 shares at $30.00 a share. In January 1995, the Company reduced the exercise price to $13.00 and extended the expiration date until April 1999. Approximately 38% of this mortgage is held by a group of investors which includes the spouses of certain officers and directors and a past director of the Company. Interest on the mortgage aggregated approximately $46,000, $65,000 and $72,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

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

(d) This amount is comprised of guaranteed payments to two individuals in connection with the acquisition of the glove manufacturing business. One individual is entitled to 10% of income before taxes (as defined) of the glove manufacturing business for the five year period commencing July 1, 1997, up to a maximum of $180,000, but in no event less than $18,000 per year, for which the Company has accrued the $90,000 minimum payment. The second individual entered into a consulting agreement with the Company for a three year period commencing April 17, 1997, which calls for a fee of $50,000 per year, payable in monthly installments. The Company has accrued the $150,000 required payment. The $240,000 accrued aggregate minimum payments, which are due regardless of continued employment, have been recorded as additional purchase price. No imputed interest has been recorded on these payments as the effect would not be material.

7.   SHAREHOLDERS' EQUITY:
     ---------------------

Preferred Stock

On August 12, 1996, the shareholders of the Company approved an amendment to the
Company's   certificate  of  incorporation  to  authorize  1,000,000  shares  of preferred stock. No preferred shares have been issued.

Common Stock

On August 12, 1996, the shareholders of the Company approved a 1-for-10 reverse stock split of all outstanding shares of the Company's common stock. The consolidated financial statements and notes thereto give effect to this split for all periods presented.

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

On April 19, 1994, the Company sold in a public offering 200,000 units at $20.00 per unit, each consisting of one share of the Company's common stock and one Class A warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $24.00 a share from April 12, 1995 through April 12, 1999. In January 1995, the Company reduced the exercise price to $13.00 a share. These warrants are redeemable by the Company commencing April 12, 1995 at $1.00 per warrant, provided that the high bid price of its stock is at least $19.50 for the required number of days prior to the Notice of Redemption. The Company also granted to the underwriter an option to purchase, at the same price, 30,000 units to cover over-allotments. This option was exercised in May 1994. In addition, the Company sold to the underwriter for $10 an option, exercisable from April 12, 1995 to April 12, 1999, to purchase 23,000 additional units at $29.00 per unit and entered into a two year consulting agreement with the underwriter at a total cost of $72,000. Subsequent to the public offering, two officers of the underwriter became directors of the Company until their resignations on July 10, 1995.

On July 10, 1995, the Company issued 10,000 shares of common stock to the underwriter of its 1994 public stock offering in exchange for the cancellation of all of its rights under the Underwriting Agreement. The $78,000 cost thereof, equal to the market value of the shares issued and legal expenses incurred, is separately reflected in the consolidated statement of income for the year ended June 30, 1996.

In October 1996, the Company sold, pursuant to a combination shareholder rights and public offering, 703,591 units at $5.00 per unit, with each unit consisting of one share of common stock and one Class B warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.25 per share during the period from twelve months to three years after the closing date of the offering. The warrants may be repurchased by the Company, upon 30 days prior written notice, eighteen months after the offering at $.01 per warrant if the high bid price of the common stock for the 15 consecutive trading days ending on the third day prior to the date of notice is in excess of 150% of the exercise price of the warrant. The Company also sold to the offering agent/underwriter, for a total value of $7, warrants to purchase 70,359 units. The warrants are exercisable at $6.00 per unit for four years commencing in November 1997. In addition, the Company entered into a one year consulting agreement with the offering agent/underwriter for approximately $70,000.

Private Placements

On June 28, 1996, the Company issued, in a private placement, 10 1/2 units at $57,000 a unit, with each unit consisting of 38,000 shares of the Company's common stock. The net proceeds to the Company were approximately $501,000 after fees to the placement agent and other expenses. The proceeds were used to repay a $500,000 bridge loan obtained in May 1996. On July 9, 1996, an additional 3 units were sold for net proceeds of approximately $165,000. The Company issued three year warrants to purchase 2,500 shares of common stock at $10.00 per share in connection with the foregoing transactions.

Other Warrants

On May 13, 1996, warrants to purchase 9,003 shares each were granted to the Company's then president and two of the vice-presidents for their guarantees of overadvances by Congress (see Note 5). The warrants are exercisable until February 23, 2001 at $5.35 per share. The fair value of these warrants using the Black Scholes option pricing model is $4.12.

On July 26, 1995, the Company issued to a consulting firm, which is the employer of a then-new director of the Company, a five year warrant to purchase 12,500 shares of the Company for $12.50 a share. The fair value of the warrants using the Black Scholes option pricing model is $9.78.

In January 1994, a corporate officer/director of the Company purchased a warrant from a prior lender. The warrant is for the purchase of 92,477 shares at $5.62 per share. The expiration date of this warrant was extended from March 31, 1997 until April 11, 1999.

Incentive Stock Option Plans

The Company's 1992 Incentive Stock Option Plan provides for the granting of options for up to 20,000 shares of the Company's common stock to December 20, 2002. At June 30, 1998, options to purchase 300 shares at $27.50 per share are outstanding and exercisable. The Company has agreed not to issue any additional options under this plan.

The Company's 1994 Incentive Stock Option Plan provides for the granting of options for up to 10,000 shares of the Company's common stock to January 2004. At June 30, 1998, options to purchase 8,500 shares at $10.63 per share are outstanding and exercisable.

On August 12, 1996, the shareholders approved the adoption of the 1996 Incentive Stock Option Plan, which provides for the granting of options for up to 300,000 shares of the Company's common stock to key employees until May 2006. As of June 30, 1998, 231,100 stock options were granted to employees at exercise prices ranging from $2.25 - $3.44, of which 59,500 are exercisable. Of these options, 140,000 will vest over the next three years; the remaining options will vest based upon the Company achieving certain sales and income requirements.

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

Transactions under the above Incentive Stock Option plans are summarized as follows:

                                                                   June 30, 1998             June 30, 1997           June 30, 1996
                                                               -----------------------    --------------------    ------------------

                                                                              Weighted                Weighted              Weighted
                                                                               Average                Average               Average
                                                                              Exercise                Exercise              Exercise
                                                                 Shares        Price      Shares      Price       Shares     Price
                                                                --------      ------     --------     ------     --------     ------

Outstanding at beginning of year                                 241,065      $ 2.66        9,665     $12.60        9,665     $12.60
   Granted                                                         1,400      $ 2.58      231,400     $ 2.25         --         --
   Forfeited                                                        (400)     $ 2.25         --         --           --         --
   Expired/Canceled                                               (2,165)     $12.08         --         --           --         --
                                                                --------      ------     --------     ------     --------     ------

Outstanding at end of year                                       239,900        2.58      241,065       2.66        9,665      12.60
                                                                ========                 ========     ======     ========     ======
Exercisable at end of year                                        68,300        3.41       69,065       4.30        9,665      12.60
                                                                ========                 ========     ======     ========     ======
Weighted average fair value of
 options granted                                                  $ 2.34                 $   2.06                     --

Other Stock Options

1996 Stock Options

On August 12, 1996, the shareholders approved the adoption of the 1996 Nonqualified Stock Option Plan, which provides for the granting of options for up to 300,000 shares of the Company's stock until August 2006. As of June 30, 1998, 124,000 nonqualified stock options were granted to employees under the 1996 Nonqualified Stock Option Plan at exercise prices ranging from $2.25 - $3.44 per share, of which 31,100 are exercisable.

1995 Stock Options

On January 20, 1995, the Board of Directors granted to the Company's then president and two vice-presidents ten-year nonqualified options to purchase 249,708 shares at $5.17 per share. The options are exercisable after five years but may become exercisable sooner upon the Company achieving pretax earnings targets. As of June 30, 1998, options for 124,854 shares are exercisable.

Other nonqualified options outstanding and exercisable at June 30, 1998, under prior years' grants, aggregate 3,108 shares at exercise prices of $16.88 to $30.00 a share.

Non-qualified stock option activity is summarized as follows:

                                                             June 30, 1998                June 30, 1997             June 30, 1996
                                                             -------------                -------------             -------------

                                                                        Weighted                   Weighted                 Weighted
                                                                        Average                    Average                  Average
                                                                        Exercise                   Exercise                 Exercise
                                                            Shares       Price          Shares      Price         Shares     Price
                                                            ------       -----          ------      -----         ------     -----
Outstanding at beginning of year                           395,816      $ 4.17          252,816     $ 5.26        249,816     $ 5.12
   Granted                                                  21,000      $ 3.44          143,000     $ 2.25          3,000      16.88
   Forfeited                                               (32,000)     $ 2.25             --         --             --         --
   Expired/Canceled                                         (8,000)     $ 2.25             --         --             --         --
                                                          --------    --------         --------     ------       --------     ------

Outstanding at end of year                                 376,816        3.84          395,816     $ 4.17        252,816       5.26
                                                          ========                     ========                  ========
Exercisable at end of year                                 159,062        4.86          156,562     $ 4.83        127,962       5.40
                                                          ========                     ========                  ========
Weighted average fair value of options granted
                                                            $ 3.13                     $   2.06                    $15.49

The following table summarizes information about stock options outstanding at June 30, 1998:

                                                        Options Outstanding                                Options Exercisable
                                        ------------------------------------------------------      --------------------------------
                                          Number           Weighted             Weighted              Number             Weighted
                                        Outstanding        Average              Average             Exercisable          Average
                                            at             Remaining            Exercise                at               Exercise
    Range of Exercise Prices             6/30/98         Contractual Life        Price                6/30/98             Price
    ------------------------             -------         ----------------        -----                -------             -----

$    2.25    -   $   3.38                 334,100             8.99                $  2.25               80,100              $  2.26
     3.39    -       5.08                  21,000             9.78                $  3.44               10,500              $  3.44
     5.09    -       7.63                 249,708             6.56                $  5.11              124,854              $  5.11
     7.64    -      11.46                   8,500             6.56                $ 10.63                8,500              $ 10.63
    11.47    -      17.21                   3,000             7.07                $ 16.88                2,000              $ 16.88
    25.84    -      38.76                     408             5.04                $ 28.16                  408              $ 28.16
                                          -------                                                      -------
                                          616,716                                                      227,362
                                          =======                                                      =======


If the Company had elected to recognize compensation cost for option grants to its employees, officers and directors under the fair value method of SFAS No. 123, rather than continue to apply the provisions of Accounting Principles Board Opinion No. 25, net income (loss) and the related per share amounts would have been reported as indicated by the following pro forma amounts:

             Year Ended June 30:                           1998                   1997                       1996
             -------------------                           ----                   ----                       ----
             Net (loss) income:
                As reported                          $    (488,485)         $  (1,391,830)                 $10,037
                Pro forma                                  649,562             (1,452,962)                  10,037

             (Loss) income per share:
                Basic                                     $   (.29)              $   (.98)                  $  .03
                Pro forma                                 $   (.39)              $  (1.03)                  $  .03
                Diluted                                   $   (.29)              $   (.98)                  $  .02
                Pro forma                                 $   (.39)              $  (1.03)                  $  .02



The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           June 30,
                                              ----------------------------------
                                               1998          1997           1996
                                               ----          ----           ----

Risk-free interest rate                        6.56%         6.70%         6.61%
Expected lives                                   10            10            10
Expected volatility                            96.2%         80.4%         99.4%
Expected dividend yields                          0%            0%            0%

8.    COMMITMENTS AND CONTINGENCIES :

Rent

The Company is obligated through August 2003 under several noncancelable long-term operating leases covering office, factory and warehouse facilities. Minimum annual rentals under leases are:

              Year Ending June 30:
                               1999                               $137,000
                               2000                                157,000
                               2001                                142,000
                               2002                                151,000
                               2003 and thereafter                 182,000
                                                                  --------
                                 Total                            $769,000
                                                                  ========

Rent expense, including month-to-month rentals, was $412,000, $289,000 and $226,000 in the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

Employment Agreements

The Company has employment agreements with three of its officers which commenced on July 1, 1995. On March 1, 1997, these officers were appointed to new positions with certain changes to their agreements and two new officers were elected. The following is a summary of these employment agreements as of June 30, 1998:

     Officer                                Expiration Date        Annual Salary
     -------                                ---------------        -------------

President (a)                                   July 1, 2001          $125,000
Senior Vice-President (b)                       July 1, 2001          $113,000
Senior Vice-President and Secretary (c)         July 1, 2001          $ 62,500
Vice-President of Finance                   January 31, 2001          $ 92,500
Vice-President of Manufacturing             January 31, 2001          $ 98,800

(a) This officer is entitled to a bonus of 3 1/3% of the Company's income before taxes and interest and a bonus of 3/4% of net sales in excess of $20,500,000.

(b) This officer is entitled to a bonus of 3 1/3% of the Company's income before taxes and interest.

(c) This officer is entitled to a bonus of 3 1/3% of the Company's income before taxes and interest.

Each of the agreements provides for minimum annual increases of 10%, commencing at various dates, and has automatic renewal provisions.

In addition, should an unrelated party obtain more than 20% of the Company's then outstanding stock, other than by transactions initiated by the Company, the following will occur for three of the officers:

(a) Each will be paid a bonus equal to their minimum base salary for the next three years

(b) All rights (options, warrants, etc.) will become immediately vested and exercisable

For the remaining two officers, should a majority of the Board of Directors be replaced, other than by voluntary resignation or their demise, the employees can terminate their agreement within six months of such occurrence and receive a one-time bonus of three times their current salary.

All bonuses for the years ended June 30, 1998, 1997 and 1996 have been waived and the bonuses based on income before taxes and interest have been waived through June 30, 2000.

9.   PROFIT SHARING PLAN:

The Company's qualified profit sharing plan for eligible full-time employees includes a 401(k) salary deferral feature that requires a matching contribution from the Company of up to $500 per employee for the 401(k) feature and provides for discretionary profit sharing contributions by the Company, as approved by its Board of Directors. Contribution expense was approximately $15,700 and $6,900 for the fiscal years ended June 30, 1998 and 1997, respectively. There were no required matching contributions or authorized contributions for the year ended June 30, 1996.

10.  INDUSTRY SEGMENTS:

Information for the Company's distribution and manufacturing segments for the years ended June 30, 1998, 1997 and 1996 is summarized as follows:

                            1998                             Distribution            Manufacturing               Total
                            ----                             ------------            -------------               -----
Net sales                                                   $  9,571,559             $ 24,767,479            $ 34,339,038
Operating profit                                                  63,300                1,619,176               1,682,476
General corporate expenses                                          --                       --                (1,335,721)
Interest expense                                                    --                       --                  (879,406)
Net loss                                                            --                       --                  (488,485)
Identifiable assets                                            5,148,664               12,536,337              17,685,001
Capital expenditures                                              12,243                  269,593                 281,836
Depreciation and amortization expense                             61,574                  182,956                 244,530

                            1997
                            ----
Net sales                                                   $  8,081,082             $ 19,906,887            $ 27,987,969
Operating (loss) profit                                         (155,685)                 874,739                 719,054
General corporate expenses                                          --                       --                (1,430,135)
Interest expense                                                    --                       --                  (680,749)
Net loss                                                            --                       --                (1,391,830)
Identifiable assets                                            4,408,928                9,631,661              14,040,589
Capital expenditures                                              81,570                  993,792               1,075,362
Depreciation and amortization expense                             62,893                   81,713                 144,606

                            1996
                            ----
Net sales                                                   $  9,094,046             $ 17,888,653            $ 26,982,699
Operating profit                                                 133,760                2,124,131               2,257,891
General corporate expenses                                          --                       --                (1,411,495)
Interest expense                                                    --                       --                  (836,359)
Net income                                                          --                       --                    10,037
Identifiable assets                                            5,182,514                7,289,591              12,472,105
Capital expenditures                                              43,704                   49,570                  93,274
Depreciation and amortization expense                             58,941                   75,349                 134,290

11.  LITIGATION:

At June 30, 1998, the Company is a defendant in approximately 1,100 lawsuits, together with a multitude of other defendants, in actions alleging exposure by approximately 3,000 first party plaintiffs to asbestos and products containing asbestos sold by the Company over unspecified periods of time.

To June 30, 1998 and since 1981, the Company estimates approximately 1,700 actions on behalf of approximately 10,000 first party plaintiffs have been instituted against it concerning asbestos-related claims and that approximately 650 actions and the claims of approximately 7,000 plaintiffs have been terminated (the foregoing numbers assume the consummation of pending settlements). The Company estimates that, with the exception of defense costs, a total of approximately $1,800,000 has been agreed to in settlements to date with regard to the terminated actions of which all but $35,000 has been paid by the Company's insurance carriers. To June 30, 1998, the Company has paid less than $37,000 for legal and defense costs to counsel appointed by the insurance companies to defend it. The Company entered into an agreement with its primary insurance companies, wherefore its liability is limited to 12% of the cost of the defense liability and 17% of the settlement claim of certain litigation. The agreement, which is subject to policy limitations on each insurance policy, may be terminated at any time upon 90 days notice by any of the parties provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than 12 months from the date the notice is given. In May 1991, the Company reached an agreement with Mount Vernon Fire Insurance Company, one of its primary insurance carriers, with respect to its pending and future asbestos litigation. Mount Vernon agreed to contribute 6.25% to the Company's defense costs and 6.25% to its indemnity costs for so long a period of time as $100,000 in aggregate has not been paid for indemnity costs. This agreement applied only during the period Mount Vernon provided insurance coverage, which was between April 1, 1968 and April 1, 1969. However, because past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs and because, as of this date, management is still unable to fully ascertain the extent of insurance coverage, neither management nor counsel is able to predict the outcome of these matters or the range of any potential liability that might result. In addition, based on past history, management believes it is likely that there will be additional asbestos action against the Company.

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

12.  ACQUISITION OF GLOVE MANUFACTURING:

In April 1997, the Company, through Eastco Glove Technologies, Inc. (a newly-formed, wholly-owned subsidiary) acquired all the common stock of Protective Knitting, Inc. ("PKI") and certain machinery, equipment and inventory from a company related to PKI. The purchase price was approximately $1,387,000, which has been recorded as follows:

         Inventory                                                  $    139,000
         Machinery and equipment                                         794,000
         Excess of cost over net assets acquired                         454,000
                                                                    ------------
                                                                    $  1,387,000
                                                                    ============

In connection with this purchase, the Company borrowed $440,000 from Congress, (see Notes 6b, 6c and 6d), issued 100,000 shares of its common stock valued at approximately $412,000 and has agreed to make additional payments to PKI's former owners over the next three to five years which aggregate at least $240,000 (see Note 6d). The remaining purchase price, including closing costs was paid in cash. The acquisition has been accounted for as a purchase transaction. The operations of PKI prior to its acquisition were not material in relation to those of the Company.

                                                                     SCHEDULE II


                 EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                        (rounded to the nearest thousand)

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996



             Column A                          Column B              Column C         Column D       Column E
------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                              Balance at        Charged to costs    Deductions -     Balance at
           Description                    beginning of period       and expenses     describe (1)    end of period
------------------------------------------------------------------------------------------------------------------
             1998
             ----
Allowance for doubtful accounts                $219,000             $ 52,000         $ 86,000         $185,000
------------------------------------------------------------------------------------------------------------------
             1997
             ----

Allowance for doubtful accounts                $155,000             $105,000         $ 41,000         $219,000
------------------------------------------------------------------------------------------------------------------
             1996
             ----

Allowance for doubtful accounts                $304,000             $106,000         $255,000         $155,000
------------------------------------------------------------------------------------------------------------------


(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to Item 4 of the Form 8-K dated June 4, 1998 and filed by EDGAR on June 4, 1998 which is incorporated by reference herein.

                                    PART III

Item 10, Item 11, Item 12 and Item 13 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, respectively), will be incorporated in the Company's Proxy Statement to be filed within 120 days of June 30, 1998 and will be incorporated herein by reference.

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

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

10.11         Employment  agreement with Arthur  Wasserspring  dated February 1,
              1997.

10.12         Employment agreement with Richard Boyen dated February 1, 1997.

10.13         Amendment #8 to Financing Agreements with Congress Financial Corp.
              dated April 17, 1997.

     The following exhibits are annexed hereto:

21.01         Subsidiaries of the Registrant

27.01         Financial Data Schedule

99.05         Asbestos Litigation as of June 30, 1998



(b) A report on Form 8-K, Item 4 Changes in Registrant's Certifying Accountant dated June 4, 1998 was filed during the last quarter of the fiscal year ended June 30, 1998.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EASTCO INDUSTRIAL SAFETY CORP.


                                By: /S/ LAWRENCE DENSEN            Date: 10/2/98
                                   ---------------------------
                                        LAWRENCE DENSEN
                                        President and Chief Executive Officer


                                By: /S/ ARTHUR J. WASSERSPRING     Date: 10/2/98
                                   ---------------------------
                                        ARTHUR J. WASSERSPRING
                                        Vice President of Finance, and
                                        Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By: /S/ LAWRENCE DENSEN            Date: 10/2/98
                                   ---------------------------
                                        LAWRENCE DENSEN
                                        Director


                                By: /S/ ALAN DENSEN                Date: 10/2/98
                                   ---------------------------
                                        ALAN DENSEN
                                        Director

                                By: /S/ CHARLES HOLZBERG           Date: 10/2/98
                                   ---------------------------
                                        CHARLES HOLZBERG
                                        Director

                                By: /S/ MARTIN FLEISHER             Date:10/2/98
                                   ---------------------------
                                        MARTIN FLEISHER
                                        Director

                                By: /S/ ANTHONY P.TOWELL           Date: 10/2/98
                                   ---------------------------
                                        ANTHONY P. TOWELL
                                        Director

                                By: /S/ JAMES A. FAVIA             Date: 10/2/98
                                   ---------------------------
                                        JAMES A. FAVIA
                                        Director

                                By: /S/ BRUCE FRIEDMAN             Date: 10/2/98
                                   ---------------------------
                                        BRUCE FRIEDMAN
                                        Director