Form 10-Q
period 1998-09-30
EASTCO INDUSTRIAL SAFETY CORP
filed 1998-11-13
CIK 31079

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C., 20459

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                               ------------------
                          COMMISSION FILE # 0-8027
                                           ------


                        EASTCO INDUSTRIAL SAFETY CORP.
                       ------------------------------
         (Exact name of registrant as specified in its charter)


                           NEW YORK               11-1874010
                          ---------              -----------
        (State or other jurisdiction of    (I.R.S.Employer I.D.#)
          incorporation or organization)


          130 West 10th Street, Huntington Station, N.Y.  11746
         ------------------------------------------------------
          (Address of principal executive offices and zip code)

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
     YES    X      NO
          ------       ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



          Class                        Outstanding at September 30, 1998
          -----                        ---------------------------------
        Common Stock, par value        1,683,079
        $.12 per share

INDEX
-----
                                                            Page
                                                            ----
Part I - Financial Information:

     Consolidated Balance Sheets at September 30, 1998
     and June 30, 1998.......................................1

     Consolidated Statements of Operations and Deficit
     for the three months ended September 30, 1998 and
     September 30, 1997......................................3

     Consolidated Statement of Cash Flows for the three months ended September 30, 1998 and September 30, 1997..4

     Notes to Consolidated Financial Statements..............5

     Management's Discussion and Analysis of Financial
     Condition and Consolidated Results of Operations........7



Part II - Other Information:

     Legal Proceedings.......................................9

     Exhibits and Reports on Form 8-K........................9

                     PART I - FINANCIAL INFORMATION


             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------


                                             September 30,      June 30,
                                             1998               1998
                                             ------------       ----------
           ASSETS(Unaudited)
          ------
CURRENT ASSETS:

  Cash and cash equivalents                      $   58,395     $   223,125
  Accounts receivable - (less allowance
    for doubtful accounts of $183,000
    at September 30, 1998 and $185,000
    at June 30, 1998)                             5,804,763       6,191,916



    Inventories - (note 2)                        7,363,853       7,849,665

     Other                                          570,458         692,595
                                                 ----------      ----------
    TOTAL CURRENT ASSETS                         13,797,469      14,957,301

PROPERTY, PLANT AND EQUIPMENT, net                2,240,767       2,276,677


EXCESS OF COST OVER NET ASSETS ACQUIRED             420,529         426,229
OTHER ASSETS                                         15,427          24,794
                                                 ----------      ----------
    TOTAL ASSETS                                $16,474,192     $17,685,001
                                                 ----------      ----------
                                                 ----------      ----------
See accompanying notes.

              EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
              -----------------------------------------------
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------

                                               September 30,        June 30,
                                               1998                 1998
                                               ------------         -------
                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Loans Payable                                 $ 8,027,254    $ 8,189,842
   Current maturities of long-term debt              278,463        277,628
   Accounts payable                                3,790,612      4,384,580
   Accrued expenses                                  294,532        395,860
                                                    --------       --------
     TOTAL CURRENT LIABILITIES                    12,390,861     13,247,910

LONG-TERM DEBT, less current maturities              468,346        538,283
                                                     -------        -------
     TOTAL LIABILITIES                            12,859,207     13,786,193
                                                  ----------     ----------
SHAREHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock; $.01 par value;
     authorized 1,000,000 shares;
     no shares issued and outstanding
   Common stock, $.12 par value authorized-
     20,000,000 shares, issued 1,683,079
     shares in September 1998 and June 1998          201,970        201,970
   Additional paid-in capital                      9,807,708      9,807,708
   (Deficit)                                      (6,394,693)    (6,110,870)
                                                  ----------      ---------
     TOTAL SHAREHOLDERS' EQUITY                    3,614,985      3,898,808
     --------------------------                    ---------      ---------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $16,474,192    $17,685,001
                                                 -----------    -----------
                                                 -----------    -----------



See accompanying notes.

            EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
            CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
            -------------------------------------------------


                                            Three Months Ended September 30,
                                            --------------------------------
                                                        1998        1997
                                                     ----------    ---------
                                                    (Unaudited)  (Unaudited)

Net Sales                                            $8,000,263   $7,709,241

Cost of Sales                                         6,714,718    6,217,725
                                                      ---------    ---------
Gross Profit                                          1,285,545    1,491,516
                                                      ---------    ---------
Selling, general & administrative expenses            1,304,395    1,283,470

Interest expense, net                                   277,624      187,214

Other (Income), net                                      (12,651)    (16,583)
                                                        ---------    --------
Net (Loss) Income                                       (283,823)     37,415

Opening (deficit)                                     (6,110,870) (5,622,385)
                                                      ----------- -----------
Closing (deficit)                                 $(6,394,693)   $(5,584,970)
                                                      ----------- -----------
(Loss)/Income per common share
     Basic                                            $     (.17) $      .02
                                                       ---------- ----------
     Diluted                                          $     (.17) $      .02
                                                       ---------- ----------
Average number of shares used in
  computing per share amounts:
     Basic                                             1,683,079   1,683,079
                                                       ---------  ----------
     Diluted                                           1,683,079   1,716,479
                                                       ---------   ---------





See accompanying notes.

             EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
             -----------------------------------------------
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                  -------------------------------------
                                            Three Months Ended September 30
                                            --------------------------------
                                                           1998     1997
                                                           ----     ----
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)/Income                                  $(283,823) $  37,415
                                                         --------- ---------
     Adjustment to reconcile results of operations
       to net cash effect of operating activities:
         Depreciation and amortization                     70,010     60,410
         Provision for loss on accounts receivable         18,600        -0-
     Net changes in assets and liabilities:
        Accounts receivable                               368,553   (921,435)
        Inventories                                       485,812   (703,002)
        Other current assets                              122,137    (69,832)
        Other assets                                        9,367     12,353
        Accounts payable                                 (593,968)   143,807
        Accrued expenses                                 (101,328)    12,304
                                                         --------    --------

     Total Adjustments                                    379,183 (1,465,395)
     Net cash provided by (used in)                       -------  -----------
      operating activities                                 95,360 (1,427,980)
                                                          -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 (28,400)   (106,393)
                                                          --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                         (69,102)   (68,155)
     Borrowings under line of credit agreement          8,392,395   8,500,902
     Repayments under line of credit agreement         (8,554,983) (6,970,290)
                                                        ---------   ----------
     Net cash (used in)/provided by
      financing activities                               (231,690)   1,462,457
                                                          --------   --------
NET (DECREASE) IN CASH                                   (164,730)    (71,916)
CASH, beginning of period                                 223,125      112,258
                                                          --------    --------
CASH, end of period                                      $ 58,395     $ 40,342
                                                          --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                       $ 277,958  $   187,214
                                                          --------     -------
         Income taxes                                   $     -0-  $     3,375
                                                          --------     -------
See accompanying notes.

                     EASTCO INDUSTRIAL SAFETY CORP.
                     ------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

1.    Company's Opinion on Unaudited Financial Statements
     ---------------------------------------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of September 30, 1998 and June 30, 1998 (audited) and the related statements of operations and deficit for each of the three months in the periods ended September 30, 1998 and 1997.

The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the entire year.

The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at June 30, 1998, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.


2.   Inventories
     -----------
     Inventories consist of the following:

                                   September 30,     June 30,
                                   1998              1998
                                   -----             -----
   Raw materials                  $1,309,416        $1,579,096
   Work-in-process                   487,919           802,011
   Finished goods                  5,566,518         5,468,558
                                  ----------        ----------
   Total                          $7,363,853        $7,849,665
                                  ----------        ----------


3.   Litigation
     ----------
The Company is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by the Company. Refer to Part II, Other Information, Item I"Legal Proceedings" in this form 10-Q, and Note 11 to the June 30, 1998 Audited Consolidated Financial Statements regarding the asbestos litigation.

4.   Net Income Per Common Share
     ---------------------------
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts are computed by reflecting potential dilution from the exercise of stock options. As there were no dilutive securities for the quarter ended September 30, 1998, no reconciliation is presented herein. The number of shares of common stock subject to stock options included in diluted earnings per share were 33,400 for the quarter ended September 30, 1997.


5.   Comprehensive Income
     --------------------
In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all non-owner changes in equity (or other comprehensive income) such as unrealized gains/ losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the quarters ended September 30, 1998 and 1997, the Company's operations did not give rise to items included in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

          EASTCO INDUSTRIAL SAFETY CORP. AND SUBSIDIARIES
         -------------------------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
       ------------------------------------------------------
      FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS
     -----------------------------------------------------------

Results of Operations
---------------------

Net sales for the three months ended September 30, 1998 were $8,000,000 as compared to $7,709,000 for the three months ended September 30, 1997, an increase of $291,000 or 3.8%. Sales in the manufacturing segment increased 7.4% to $5,668,000 from $5,278,000 for the same quarter last year, while sales in the distribution segment decreased 4.1% to $2,332,000 compared to $2,431,000 for the comparable quarter last year. The decreased sales in the distribution segment for this quarter was due to lower than expected sales to environmental customers that were partially offset by increased sales to industrial customers.

The Company's overall gross margin decreased from 19.3% of sales for the first quarter in the prior fiscal year to 16.1% for the first quarter in fiscal 1999. The manufacturing division's gross margin dropped from 19.6% to 15.8% as the competitive environment in the marketplace in the first quarter reduced gross margins. The General Motors strike and the unseasonably hot weather intensified the competition during the quarter. In a continued effort to abate lower gross margin levels, the Company has increased its production levels in Mexico at lower costs for products previously produced in Puerto Rico and Alabama. The distribution division also had a reduction in gross margins from 18.6% last year to 16.8% this year due to the continued sales emphasis to industrial customers from environmental customers.

Selling, general and administrative expenses for the quarter ended September 30, 1998 were approximately $1,304,000 or 16.3% of sales compared to approximately $1,283,000 or 16.6% for the same period last year. The decrease in selling, general and administrative expenses as a percentage of sales was due to the increase in sales volume experienced in the quarter and the Company's continuing effort to reduce costs.

Interest expense was approximately $278,000 for the first quarter of fiscal 1999, an increase of approximately $90,000 when compared to the same quarter of fiscal 1998, and was principally due to the increased average borrowings from Congress Financial Corporation.

Late in the first quarter of fiscal 1999, Hurricane Georges struck the Island of Puerto Rico, causing serious damage to the Island's infrastructure. The Company's manufacturing facility in Aguadilla was closed for approximately three weeks due to disruption of utility services; however, only minimal damage was sustained by the facility. The facility was at full production by mid-October. There was no significant impact on the results of operations for this quarter.

Liquidity and Capital Resources
-------------------------------

The Company had working capital as of September 30, 1998 of approximately $1,407,000 as compared to approximately $1,709,000 as of June 30, 1998. A substantial portion of the Company's working capital consists of inventory, which was approximately $7,364,000 and $7,850,000 as of September 30, 1998 and June 30, 1998, respectively. The Company is required to maintain substantial inventories of its numerous products in order to meet the immediate shipping requirements of its customers who require products on short notice. The Company believes that its current working capital position will be sufficient to satisfy its needs for the current fiscal year.

The amounts outstanding under the Company's loan agreement with Congress Financial Corporation at September 30 and June 30, 1998 were $8,027,000 and $8,190,000, respectively. The Company had $48,000 available for borrowing at September 30, 1998.

Net cash provided by operating activities was principally a result of a decrease in inventory, accounts receivable and other current assets, partially offset by a decrease in accounts payable and accrued expenses. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows used in financing activities were principally from the Company's loan agreement with Congress Financial Corporation.

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



Year 2000
---------

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


Risks and Other Considerations
------------------------------
Reference is made to "Risks and Other Considerations" set forth in Item 7, Management's Discussion and Analysis in the Company's Form 10-K for the year ended June 30, 1998, which is incorporated herein by reference thereto.

                       PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
------    -----------------

During the quarter ended September 30, 1998, there were 599 asbestos actions involving 1,069 plaintiffs instituted against the Company and Puerto Rico Safety Equipment Corporation. All of these actions have been brought by one firm of attorneys. The actions are all pending in the Supreme Court of the State of New York within the City of New York and involve a multitude of defendants and are either actions, pursuant to standard complaints, for personal injury, or wrongful death setting forth a number of causes of action each in the amount of $10,000,000 for compensatory damages and $10,000,000 for punitive damages. One additional asbestos action involving 1 plaintiff and a multitude of defendants was instituted against the Company in the State of New Jersey, Law Division, Middlesex County. All of the foregoing actions have been submitted to the Company's and Puerto Rico Safety Equipment Corporation's insurance carriers for defense. A schedule of these cases is annexed hereto as Exhibit 99.05.01.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

     Exhibits

     99.05.01 Schedule of asbestos actions filed against the Company and Puerto Rico Safety Equipment Corporation during the quarter ended September 30, 1998.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1998




                                            EASTCO INDUSTRIAL SAFETY CORP.



                                     By:    /S/Lawrence Densen

                                            -------------------------------
                                            LAWRENCE DENSEN
                                            PRESIDENT
                                            CHIEF EXECUTIVE OFFICER




                                     By:   /S/Arthur J. Wasserspring
                                           -------------------------------
                                           ARTHUR J. WASSERSPRING
                                           VICE PRESIDENT OF FINANCE/
                                           CHIEF FINANCIAL OFFICER