Form 10-Q
period 1998-12-31
WORKSAFE INDUSTRIAL INC
filed 1999-02-16
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                              WASHINGTON, DC, 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                            COMMISSION FILE # 0-8027

                            WORKSAFE INDUSTRIES INC.

             (Exact name of registrant as specified in its charter)

             NEW YORK                                          11-1874010
(State or other jurisdiction of                             (Employer I.D.#)
 incorporation or organization)

              130 West 10th Street, Huntington Station, N.Y. 11746 (Address of principal executive offices and zip code)

                                 (516) 427-1802
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days.

                           YES _X_                     NO ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                             Outstanding at December 31, 1998

         (Common Stock, par value                   1,683,079
          $.12 per share)

                         PART I - FINANCIAL INFORMATION
                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      December 31,     June 30,
                                                         1998            1998
                  ASSETS                              (Unaudited)

CURRENT ASSETS:
         Cash                                         $    59,137    $   223,125
         Accounts receivable - (less allowance
           for doubtful accounts of $26,800 at
           December 31, 1998 and $46,250 at
           June 30, 1998)                               3,312,333      3,393,608

         Inventories - (note 2 and note 6)              4,552,627      5,757,777

         Other current assets - (note 6)                2,900,872        692,595

         Net assets of discontinued operations          1,928,547      4,890,196

                  TOTAL CURRENT ASSETS                 12,753,516     14,957,301

PROPERTY, PLANT AND EQUIPMENT, net                      2,181,716      2,276,677

EXCESS OF COST OVER NET ASSETS ACQUIRED                   414,829        426,229
OTHER ASSETS                                              126,423         24,794

                  TOTAL ASSETS                        $15,476,484    $17,685,001







See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   December 31,      June 30,
                                                      1998             1998
                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Loans payable - (note 6)                  $  8,002,243    $  8,189,842
         Current maturities of long-term debt           248,979         277,628
         Accounts payable                             3,106,167       4,384,580
         Accrued expenses                               301,962         395,860

                  TOTAL CURRENT LIABILITIES          11,659,351      13,247,910


LONG-TERM DEBT, less current maturities                 428,529         538,283

                  TOTAL LIABILITIES                  12,087,880      13,786,193

SHAREHOLDERS' EQUITY
         Preferred stock; $.01 par value;
           authorized 1,000,000 shares;
           no shares outstanding                             --              --
         Common stock, $.12 par value;
           authorized - 20,000,000  shares, issued
           and outstanding 1,683,079 shares
           in December 1998 and in June 1998            201,970         201,970
         Additional paid-in capital                   9,807,708       9,807,708
         (Deficit)                                   (6,621,074)     (6,110,870)

                  TOTAL SHAREHOLDERS' EQUITY          3,388,604       3,898,808



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 15,476,484    $ 17,685,001




See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                Three Months Ended December 31,
                                                     1998            1997
                                                  (Unaudited)    (Unaudited)

Net sales from continuing operations              $ 5,936,398    $ 6,010,137

Cost of sales                                       5,095,129      4,831,565

Gross profit                                          841,269      1,178,572

Selling, general & administrative expenses            746,560        808,844

Interest expense, net                                 121,244        143,708

Other income, net                                      (2,524)       (13,033)

Net (loss) income from continuing operations          (24,011)       239,053

Net (loss) from discontinued operations              (735,342)      (203,717)

Net gain from sale of discontinued operations         532,972             --

Net (loss) income                                    (226,381)        35,336

Opening (deficit)                                  (6,394,693)    (5,584,970)

Closing (deficit)                                 $(6,621,074)   $(5,549,634)

Income/(loss) per common share-
  Basic and diluted
  (Loss)/income from continuing operations        $      (.01)   $       .14
  (Loss) from discontinued operations                    (.44)          (.12)
  Gain from sale of discontinued operations               .32             --
  Net (loss) income                               $      (.13)   $       .02

Weighted average number of
  common shares outstanding
  Basic and diluted                                 1,683,079      1,683,079


See accompanying notes

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT


                                                   Six Months Ended December 31,
                                                      1998            1997
                                                   (Unaudited)     (Unaudited)

Net sales from continuing operations               $ 11,604,334    $ 11,288,123

Cost of sales                                         9,875,883       9,086,084

Gross profit                                          1,728,451       2,202,039

Selling, general & administrative expenses            1,546,097       1,595,951

Interest expense, net                                   251,968         265,913

Other income, net                                       (15,175)        (29,616)

Net (loss) income from continuing operations            (54,439)        369,791

Net(loss) from discontinued operations                 (988,737)       (297,040)

Gain from sale of discontinued operations               532,972              --

Net (loss) income                                      (510,204)         72,751

Opening (deficit)                                    (6,110,870)     (5,622,385)

Closing (deficit)                                  $ (6,621,074)   $ (5,549,634)

Income/(loss) per common share-
  Basic and diluted
 (Loss)/income from continuing operations                 $(.03)           $.22
 (Loss) from discontinued operations                       (.59)           (.18)
  Gain from sale of discontinued operations                 .32              --
  Net(loss)/income                                        $(.30)           $.04

Weighted average number of
  common shares outstanding
  Basic                                               1,683,079       1,683,079
  Diluted                                             1,683,079       1,699,779

See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended December 31
                                                             1998             1997
                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)/income from continuing operations           $    (54,439)   $    369,791
  Adjustments to reconcile net (loss) income
    from continuing operations to net cash effect
    of operating activities:
       Depreciation and amortization                          132,640         113,970

  Net changes in operating assets and liabilities:
                Accounts receivable                            81,275        (409,270)
                Inventories                                 1,205,150      (1,318,029)
                Other current assets                           95,437        (128,685)
                Other assets                                    3,371          46,846
                Accounts payable                           (1,438,792)        518,889
                Accrued expenses                             (178,898)       (168,178)
                    Net cash (used in)
                      operating activities of
                      continuing operations                  (154,256)       (974,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                 (71,421)       (140,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments of long-term debt                        (138,403)       (136,693)
         Borrowings under line of credit agreement         16,866,542      17,073,244
         Repayments under line of credit agreement        (17,054,141)    (15,370,577)

         Net cash (used in) provided from financing
         activities of continuing operations                 (326,002)      1,565,974

NET cash (used in) provided by continuing operations         (551,679)        450,893
NET cash provided by (used in) discontinued operations        387,691        (477,565)
NET decrease in cash                                         (163,988)        (26,672)

CASH, beginning of period                                     223,125         112,258
CASH, end of period                                      $     59,137    $     85,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                            $    522,636    $    387,374
     Income taxes                                        $        962    $      5,680


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements of Worksafe Industries Inc. ("Worksafe"), formerly Eastco Industrial Safety Corp., contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of December 31, 1998 and June 30, 1998 (audited) and the related statements of operations and deficit and cash flows for each of the three month and six month periods ended December 31, 1998 and 1997.

The results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results for the entire year.

The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of Worksafe at June 30, 1998 and included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

2.   Inventories of Continuing Operations

                                              December 31,        June 30,
                                                 1998               1998

     Raw materials                            $1,418,766         $1,579,096
     Work-in-process                             623,188            802,011
     Finished goods                            2,510,673          3,376,670
     Total                                    $4,552,627         $5,757,777

3.   Litigation

Worksafe is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by Worksafe. Refer to Part II, Other Information, Item I "Legal Proceedings" in this form 10-Q as well as Worksafe's Form 10-Q of September 30, 1998 and Note 11 to the June 30, 1998 Audited Consolidated Financial Statements regarding the asbestos litigation.

4.   Net Income Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts are computed by reflecting potential dilution from the exercise of stock options. As there were no dilutive securities for the quarter and six month ended December 31, 1998, no reconciliation is presented herein. There were no shares of common stock subject to stock options included in the computation of diluted earnings per share for the quarter and $16,700 for the six months ended December 31, 1997.

5.   Comprehensive Income

     In the first quarter of fiscal 1999, Worksafe adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the quarters ended December 31, 1998 and 1997, Worksafe's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, Worksafe's comprehensive income is the same as its net income for all periods presented.

6.   Discontinued Operations

Effective December 31, 1998, Worksafe sold certain assets, including inventory of $1,494,000 and certain fixed assets of its distribution division to Arbill Industries, Inc. ("Arbill"). As a result of this transaction, the Company reported a gain of approximately $533,000, after related costs, in the second quarter ended December 31, 1998. The purchase price for these assets was approximately $2,494,000, not including payments for rent, open receivables and miscellaneous other items. The proceeds of the transaction, which were received in January 1999, except for $315,000 which will be paid over eighteen months, were used to reduce Worksafe's loans payable to Congress Financial Corporation. As a result of this transaction, the operating results of this division have been classified as discontinued operations.

Summarized Financial Information for the Discontinued Operations is as follows:

                            Three Months Ended            Six Months Ended
                               December 31,                 December 31,

                          1998           1997           1998           1997

Net sales              $ 1,908,440    $ 2,093,289    $ 4,240,767    $ 4,524,544
Cost of sales            1,737,082      1,777,096      3,671,046      3,740,303
Gross profit               171,358        316,173        569,721        784,241
Expenses                   906,700        519,910      1,558,458      1,081,281
Net (loss)             $  (735,342)   $  (203,717)   $  (988,737)   $  (297,040)

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
           FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS


Continuing Operations

Worksafe's continuing operations now consist entirely of its manufacturing segment which produces disposable and reusable industrial apparel and protective knit gloves. Worksafe maintains facilities for warehousing and production in Puerto Rico, Alabama, Mexico (a contractor), Texas, California, Louisiana and Minnesota.

The accompanying financial statements have been restated to reflect the former distribution division as a discontinued operation and Management's Discussion and Analysis discusses only the continuing operations. Worksafe sold its right to the "Eastco" trade name and logo to Arbill Industries, Inc. and has changed its name and its NASDAQ and Boston Stock Exchange stock ticket symbols, WRKS and WSF, respectively, to reflect this change.

Results of Operations

Net sales for the three months ended December 31, 1998 were $5,937,000 as compared to $6,010,000 for the three months ended December 31, 1997, a decrease of 1.2%. Net sales for the six months ended December 31, 1998 were $11,604,000 compared with sales for the period ended December 31, 1997 of $11,288,000, an increase of 2.8%.

The overall decrease in sales in this quarter was mainly due to lower sales in Puerto Rico. In addition, due to a major vendor's raw material production problem, Worksafe was unable to produce finished products to meet its customer demand, thereby temporarily increasing its back order position. Glove sales were up 2.9% for the quarter.

Worksafe's gross margin decreased to 14.2% for the second quarter of fiscal 1999 from 19.6% for the second quarter in fiscal 1998 and the gross margin for the six months ended December 31, 1998 decreased to 14.9% from 19.5% for the similar period in the prior year. These reductions are the continuing results of the competitive environment in the marketplace. In a continued effort to offset lower margin levels, Worksafe increased production levels in Mexico at lower costs for products previously produced in Alabama and Puerto Rico for both basic and non-basic disposable industrial apparel.

Selling, general and administrative expenses for the quarter ended December 31, 1998 were approximately $747,000 (or 12.6% of sales) compared to approximately $809,000 (or 13.5% of sales) for the same period last year. These expenses for the six months ended December 31, 1998 were approximately $1,546,000 (or 13.3% of sales) as compared to approximately $1,596,000 (or 14.1% of sales) for the same period in the prior year. These decreases as a percentage of sales were due to continuing cost reductions.

Interest expense was approximately $121,000 for the second quarter of fiscal 1999, a decrease of approximately $23,000 when compared to the same quarter of fiscal 1998. For the six months ended December 31, 1998 the interest expense was approximately $252,000 compared to approximately $266,000 in the same period in the prior year. These decreases were principally due to the lower average borrowings from Congress Financial Corporation for the manufacturing division.

Liquidity and Capital Resource

Worksafe had working capital inclusive of net assets from discontinued operations as of December 31, 1998 of approximately $1,094,000 as compared to approximately $1,709,000 as of June 30, 1998. A substantial portion of Worksafe's working capital consists of inventory, which was approximately $4,553,000 and $5,758,000 as of December 31, 1998 and June 30, 1998,
respectively. The distribution division sold to Arbill was required to maintain substantial inventories of its numerous products in order to meet the needs of customers who required products on short notice. Although the manufacturing division maintains a minimum level of inventory for its basic products, its back order position will keep inventory at lower levels, thereby having a positive effect on liquidity. Worksafe believes that its current working capital position will be sufficient to satisfy its needs for the remainder of the current fiscal year.

The amounts outstanding under Worksafe's loan agreement with Congress Financial Corporation at December 31 and June 30, 1998 were approximately $8,002,000 and $8,190,000, respectively. The Company had $37,000 available for borrowing at December 31, 1998.

Net cash used in operating activities was principally a result of a decrease in accounts payable and accrued expenses, which was partially offset by a decrease in inventories. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows used in financing activities were principally from Worksafe's loan agreement with Congress Financial Corporation. During January 1999, Worksafe received proceeds from Arbill of approximately $2.1 million which was used to reduce its loan with Congress.

At the present time, Worksafe, together with a variety of defendants, is party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by Worksafe. Worksafe may become a party to additional asbestos-related actions in the future. Worksafe is also party to other non-asbestos-related litigation. Worksafe cannot, at this time, determine the outcome of these uncertainties. To date, Worksafe's insurance coverage has been adequate and Worksafe's costs relative to asbestos litigation has not been material.

Year 2000

Worksafe does not believe, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will have a material effect on Worksafe's results of operations or financial position. Although Worksafe can not control the efforts of the third parties with which it interfaces, it does not currently anticipate that there will be any significant disruption of its ability to transact business.

Risks and Other Considerations

Reference is made to "Risks and Other Considerations" set forth in Item 7, Management's Discussion and Analysis in Worksafe's Form 10-K for the year ended June 30, 1998, which is incorporated herein by reference thereto.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 1998, approximately 517 asbestos actions involving approximately 918 plaintiffs were instituted against Worksafe and Puerto Rico Safety Equipment Corporation. All of these actions have been brought by one firm of attorneys. The actions are all pending in the Supreme Court of the State of New York within the City of New York and involve a multitude of defendants and are either actions, pursuant to standard complaints, for personal injury or wrongful death setting forth a number of causes of action each in the amount of $10,000,000 for compensatory damages and $10,000,000 for punitive damages. All of the foregoing actions have been submitted to Worksafe's and Puerto Rico Safety Equipment Corporation's insurance carriers for defense. A schedule of these cases is annexed hereto as Exhibit 99.06.2. Reference is also made to Worksafe's Form 10-K for June 30, 1998 and its Form 10-Q for September 30, 1998 regarding asbestos actions against Worksafe.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were approved at the annual shareholders' meeting on December 16, 1998 by the votes as indicated:

A. The following directors were elected by the votes as indicated to serve a term continuing through the Annual Meeting following the fiscal year ending June 30, 1999 and until the election and qualification of their respective successors:

                             Against                            For

Alan E. Densen              1,290,960                          4,110
Lawrence Densen             1,290,957                          4,113
Anthony P. Towell           1,290,960                          4,110

B. Proposal to approve the amendment to Article first of the Certificate of Incorporation to effectuate a change of name to Worksafe Industries Inc.

 FOR:  1,290,706      AGAINST:   4,113         ABSTAIN:    1

C. The appointment of Arthur Andersen, LLP, Certified Public Accountants, as independent auditors for the fiscal year ended June 30, 1999 was approved by the vote as indicated.

 FOR: 1,294,462       AGAINST:   112         ABSTAIN:      4

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

          3.01.3 Certificate of Amendment to Certificate of Incorporation Filed December 17, 1998

         99.06.0 Schedule of asbestos actions filed against Worksafe and Puerto Rico Safety Equipment Corporation during the quarter ended
                            December 31, 1998

(B) On January 26, 1999 a Form 8-K under Item 2 for the sale of certain assets of the registrant's distribution business on January 11, 1999, effective the close of business on December 31, 1998 and under Item 5 with respect to Worksafe's consummation of Amendment N. 9 to Worksafe's financing agreements with Congress. A Pro-Forma Consolidation Balance Sheet as at September 30, 1998 and Pro-Forma Consolidation Statement of Operations for the year ended June 30, 1998 and three months ended September 30, 1998 were included under Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had July caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 12, 1999

                                                 WORKSAFE INDUSTRIES INC.

                                                 By: /s/ LAWRENCE DENSEN
                                                  LAWRENCE DENSEN, PRESIDENT
                                                  & CHIEF EXECUTIVE OFFICER


                                                By: /s/ ARTHUR J. WASSERSPRING
                                                  ARTHUR J. WASSERSPRING,
                                                  VICE PRESIDENT OF FINANCE/
                                                  CHIEF FINANCIAL OFFICER