Form 10-Q
period 1999-03-31
WORKSAFE INDUSTRIES INC
filed 1999-05-17
CIK 31079

SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                           COMMISSION FILE # 01-06855


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

                           YES  _X_           NO ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                             Outstanding at May 3, 1999
-----                                             --------------------------
(Common Stock, par value                                  1,686,579
 $.12 per share)

                         PART I - FINANCIAL INFORMATION

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           March 31, 1999    June 30, 1998
                                                           --------------    -------------
                                                            (Unaudited)
                    ASSETS
CURRENT ASSETS:

         Cash                                               $    48,694      $   223,125
         Accounts receivable - (less allowance for
           doubtful accounts of $30,000 at March 31, 1999
           and $46,250 at June 30, 1998)                      3,763,836        3,393,608
         Inventories - (note 2)                               4,544,817        5,757,777
         Other current assets                                   637,996          692,595
         Net assets of discontinued operations (note 6)         583,813        4,890,196
                                                            -----------      -----------
                         TOTAL CURRENT ASSETS                 9,579,156       14,957,301

PROPERTY, PLANT AND EQUIPMENT, net                            2,139,129        2,276,677

EXCESS OF COST OVER NET ASSETS ACQUIRED                         409,129          426,229

OTHER ASSETS                                                     85,389           24,794
                                                            -----------      -----------
                 TOTAL ASSETS                               $12,212,803      $17,685,001
                                                            ===========      ===========




See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             March 31, 1999         June 30, 1998
                                                             --------------         -------------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

         Loans payable                                        $  5,672,237           $  8,189,842
         Current maturities of long-term debt                      204,348                277,628
         Accounts payable                                        2,231,527              4,384,580
         Accrued expenses                                          258,199                395,860
                                                              ------------           ------------

                       TOTAL CURRENT LIABILITIES                 8,366,311             13,247,910
                                                              ------------           ------------

LONG-TERM DEBT, less current maturities                            403,653                538,283
                                                              ------------           ------------

                           TOTAL LIABILITIES                     8,769,964             13,786,193

SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value; authorized
           1,000,000 shares; no shares outstanding
         Common stock, $.12 par value; authorized
           20,000,000 shares, issued and outstanding
           1,686,579 shares at March 31, 1999 and
           1,683,079 at June 30, 1998                              202,390                201,970
         Additional paid-in capital                              9,844,338              9,807,708
         (Deficit)                                              (6,603,889)            (6,110,870)
                                                              ------------           ------------

                      TOTAL SHAREHOLDERS' EQUITY                 3,442,839              3,898,808
                                                              ------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 12,212,803           $ 17,685,001
                                                              ============           ============





See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                           Three months ended March 31,
                                                          ----------------------------
                                                             1999              1998
                                                          -----------      -----------
                                                          (Unaudited)       (Unaudited)
Net sales from continuing operations                       $6,264,330       $6,824,077

Cost of sales                                               5,326,872        5,502,174

Gross profit                                                  937,458        1,321,903

Selling, general & administrative expenses                    818,132          902,150

Interest expense (net)                                        166,410          141,780

Other income (net)                                            (64,269)         (18,198)

Net income from continuing operations                          17,185          296,171

Net (loss) from discontinued operations                           -0-         (201,166)

Net income                                                     17,185           95,005

Opening (deficit)                                          (6,621,074)      (5,549,634)

Closing (deficit)                                         $(6,603,889)     $(5,454,629)

Income/(loss) per common share -
Basic:
         Income from continuing operations                       $.01             $.18
         (Loss) from discontinued operations                      -0-             (.12)
         Net income                                              $.01             $.06

Diluted:
         Income from continuing operations                       $.01             $.16
         (Loss) from discontinued operations                      -0-             (.11)
         Net income                                              $.01             $.05

Weighted average number of common shares outstanding:
         Basic                                              1,684,246        1,683,079
         Diluted                                            1,704,906        1,755,231

See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                           Nine months ended March 31,
                                                          ----------------------------
                                                             1999              1998
                                                          -----------      -----------
                                                          (Unaudited)       (Unaudited)

Net sales from continuing operations                       $17,868,664       $18,112,200

Cost of sales                                               15,202,755        14,588,258

Gross profit                                                 2,665,909         3,523,942

Selling, general & administrative expenses                   2,364,229         2,498,101

Interest expense (net)                                         418,378           407,693

Other income (net)                                             (79,444)          (47,814)

Net (loss) income from continuing operations                   (37,254)          665,962

Net (loss) from discontinued operations                       (988,737)         (498,206)

Gain from sale of discontinued operations                      532,972               -0-

Net (loss)/income                                             (493,019)          167,756

Opening (deficit)                                           (6,110,870)       (5,622,385)

Closing (deficit)                                          $(6,603,889)      $(5,454,629)

Income/(loss) per common share -
Basic:
         (Loss)/income from continuing operations                $(.02)             $.40
         (Loss) from discontinued operations                      (.59)             (.30)
         Gain from sale of discontinued operations                 .32               -0-
         Net (loss)/income                                       $(.29)             $.10
Diluted:
         (Loss)/income from continuing operations                $(.02)             $.39
         (Loss) from discontinued operations                      (.59)             (.29)
         Gain from sale of discontinued operations                 .32               -0-
         Net (loss)/income                                       $(.29)             $.10

Weighted average number of common shares outstanding:
         Basic                                               1,683,468         1,683,079
         Diluted                                             1,683,468         1,707,143

See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine months ended March 31,
                                                                ------------------------------
                                                                    1999              1998
                                                                ------------      ------------
                                                                (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) / income from continuing operations              $    (37,254)     $    665,962
    Adjustments to reconcile net (loss) income from
      continuing operations to net cash effect of operating
      activities:
         Depreciation and amortization                               203,330           175,898
         Stock Based Compensation                                     32,500               -0-

    Net changes in operating assets and liabilities:
         Accounts receivable                                        (370,228)       (1,874,284)
         Inventories                                               1,212,960        (2,212,621)
         Other current assets                                        264,599             9,083
         Other assets                                                  9,405            12,332
         Accounts payable                                         (2,188,386)        1,554,792
         Accrued expenses                                           (137,661)            4,615
      Total adjustments                                             (973,481)       (2,330,185)
    Net cash (used in) operating activities of continuing
      operations                                                  (1,010,735)       (1,664,223)

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                        (93,824)         (230,161)

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayments of long-term debt                               (207,910)         (205,412)
         Borrowings under line of credit agreement                24,202,404        25,949,928
         Repayments under line of credit agreement               (26,720,009)      (23,707,398)
         Proceeds from exercise of options                             4,550               -0-
    Net cash (used in) provided by financing activities of
         continuing operations                                    (2,720,965)        2,037,118

Net cash (used in)/provided by continuing operations              (3,825,524)          142,734
Net cash provided by (used in)/discontinued operations             3,651,093          (160,225)
Net decrease in cash                                                (174,431)          (17,491)

CASH, beginning of period                                            223,125           112,258
CASH, end of period                                             $     48,694      $     94,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                               $    688,672      $    606,178
         Income taxes                                           $      2,391      $      9,190

See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Worksafe Industries Inc. ("Worksafe"), contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 1999 and June 30, 1998 (audited) and the related statements of operations and deficit and cash flows for each of the three month and nine month periods ended March 31, 1999 and 1998.

     The results of operations for the three and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results for the entire year.

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

2.   Inventories

     Inventories consist of the following:

                                    March 31, 1999            June 30, 1998
                                    --------------            -------------
     Raw materials                    $1,580,690                $1,579,096
     Work-in-process                     685,234                   802,011
     Finished goods                    2,278,893                 3,376,670
     Total                            $4,544,817                $5,757,777

3.   Litigation

     Worksafe is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by Worksafe. Refer to Part II, Other Information, Item I "Legal Proceedings" in this Form 10-Q, as well as Worksafe's Forms 10-Q of September 30, 1998 and December 31, 1998 and its
     Note 11 to the June 30, 1998 Audited Consolidated Financial Statements regarding the asbestos litigation.

4.   Net Income/(Loss) Per Common Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts are computed by reflecting potential dilution from the exercise of stock options. There were

     20,660 shares of common stock subject to stock options included in the computation of diluted earnings per share for the three months ended March 31, 1999. Diluted earnings per share for the nine months ended March 31, 1999 does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive. The number of shares of common stock subject to stock options included in diluted earnings per share were 72,152 and 24,064 for the three and nine months ended March 31, 1998.

5.   Comprehensive Income

     In the first quarter of fiscal 1999, Worksafe adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the three and nine months ended March 31, 1999 and 1998, Worksafe's operations did not give rise to items that may be included in comprehensive income which were not already included in net income. Therefore, Worksafe's comprehensive income is the same as its net income for all periods presented.

6.   Discontinued Operations

     Effective December 31, 1998, Worksafe sold certain assets, including inventory and certain fixed assets of its distribution division to Arbill Industries, Inc. ("Arbill"). As a result of this transaction, the Company reported a gain of approximately $533,000, after related costs. The purchase price for these assets was approximately $2,494,000, not including payments for rent, open receivables and miscellaneous other items. The proceeds of the transaction, which were received in January 1999, except for $315,000 which will be paid over eighteen months, were used to reduce Worksafe's loans payable to Congress Financial Corporation. As a result of this transaction, the operating results of this division have been classified as discontinued operations.

     The summarized financial information for the discontinued operations is as follows:

                   Three Months Ended March 31,     Nine Months Ended March 31,
                   ----------------------------     ---------------------------
                      1999            1998             1999             1998
                   ---------      -------------    -----------      -----------
Net Sales                --       $ 2,439,556      $ 4,240,767      $ 6,964,100
Cost of Sales            --         2,031,050        3,671,046        5,771,353
Gross Profit             --           408,506          569,721        1,192,747
Expenses                 --           609,672        1,558,458        1,690,953
Net (loss)               --       $  (201,166)     $  (988,737)     $  (498,206)

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
           FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

Continuing Operations

Worksafe's continuing operations now consist of its manufacturing segment which produces disposable and reusable industrial apparel and protective knit gloves. Worksafe maintains facilities for warehousing and production in Puerto Rico, Alabama, Mexico (a contractor), Texas, California, Louisiana and Minnesota.

The accompanying financial statements have been restated to reflect the former distribution division as a discontinued operation and Management's Discussion and Analysis discusses only the continuing operations.

Results of Operations

Net sales for the three months ended March 31, 1999 were $6,264,000 as compared to $6,824,000 for the three months ended March 31, 1998, a decrease of 8.2%. Net sales for the nine months ended March 31, 1999 were $17,869,000 compared with net sales for the period ended March 31, 1998 of $18,122,000, a decrease of 1.4%.

The decrease in sales in the third quarter of fiscal 1999 was due to the fact that manufacturing inventory which normally would have been sold directly to customers in January was instead transferred as part of the second quarter transaction with Arbill, who in turn sold the inventory to their customers.

Worksafe's gross margin decreased to 15.0% for the third quarter of fiscal 1999 from 19.4% for the third quarter in fiscal 1998 and the gross margin for the nine months ended March 31, 1999 decreased to 14.9% from 19.5% for the similar period in the prior year. These reductions are the continuing results of the competitive environment in the marketplace. In a continued effort to increase margin levels, Worksafe is taking major steps to reduce overhead expenses and increase efficiencies in material utilization.

Selling, general and administrative expenses for the quarter ended March 31, 1999 were approximately $818,000 (or 13.1% of sales) compared to approximately $902,000 (or 13.2% of sales) for the same period last year. These expenses for the nine months ended March 31, 1999 were approximately $2,364,000 (or 13.2% of sales) as compared to approximately $2,498,000 (or 13.8% of sales) for the same period in the prior year. These decreases as a percentage of sales were due to continuing cost reductions.

Interest expense was approximately $166,000 for the third quarter of fiscal 1999, an increase of approximately $25,000 when compared to the same quarter of fiscal 1998. For the nine months ended March 31, 1999, interest expense was approximately $418,000 compared to approximately $408,000 in the same period in the prior year. These increases were principally due to higher average borrowings for the manufacturing division.

Liquidity and Capital Resources

Worksafe had working capital inclusive of net assets of discontinued operations as of March 31, 1999 of approximately $1,213,000 as compared to approximately $1,709,000 as of June 30, 1998. A substantial portion of Worksafe's working capital consists of inventory, which was approximately $4,545,000 and $5,758,000 as of March 31, 1999 and June 30, 1998, respectively. Although the manufacturing division maintains a minimum level of inventory for its basic products, its back order position will keep inventory at lower levels, thereby having a positive effect on liquidity. Worksafe believes that its current working capital position will be sufficient to satisfy its needs for the next twelve months.

The amounts outstanding under Worksafe's loan agreement with Congress Financial Corporation ("Congress") at March 31, 1999 and June 30, 1998 were approximately $5,672,000 and $8,190,000, respectively. The Company had $134,000 available for borrowing at March 31, 1999.

Net cash used in operating activities was principally a result of an increase in accounts receivable and a decrease in accounts payable and accrued expenses, which was partially offset by a decrease in inventories. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows used in financing activities were principally a result of net paydowns of Worksafe's loan with Congress. During January 1999, Worksafe received proceeds from Arbill of approximately $2.1 million which was used to reduce its loan with Congress.

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

Year 2000

The Year 2000 issue results from the inability of some computer programs to identify the year 2000 properly, potentially leading to errors or system failure. A company's business may be adversely affected if it, or any of its suppliers, customers or other third parties with whom it transacts business (including banks and governmental agencies), have not resolved the Year 2000 issue in a timely manner.

The Company's internal computing systems are primarily limited to hardware and software for its financial systems, such as general ledger, accounts receivable and accounts payable systems, and word processing. The Company believes that it could replace any of its software or systems, if necessary, quickly and at reasonable expense.

The Company has completed its internal review with respect to Year 2000 issues. The Company does not believe Year 2000 issues, within its internal information systems, will have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its internal computer systems used are currently Year 2000 compliant.

The Company has completed its review of the Year 2000 readiness of its customers and vendors and believes, based upon such review, that such parties should not cause a material disruption in the Company's business due to Year 2000 issues.

To date, the cost of the Company's Year 2000 assessment and compliance efforts has not been material to the Company's results of operations or liquidity. The Company is not aware, at this time, of any Year 2000 non-compliance that will materially affect the Company.

Risks and Other Considerations

Reference is made to "Risks and Other Considerations" set forth in Item 7, Management's Discussion and Analysis in Worksafe's Form 10-K for the year ended June 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 1999 approximately 628 asbestos actions involving approximately 1193 plaintiffs were instituted against the Company and Puerto Rico Safety Equipment Corporation. The actions are all pending in the Supreme Court of the State of New York within the City of New York and Superior Court of New Jersey Law Division Middlesex County and involve a multitude of defendants. They are either actions, pursuant to standard complaints, for personal injury or wrongful death setting forth a number of causes of action in amounts of up to $10,000,000 for compensatory damages and $10,000,000 for punitive damages. All of the foregoing actions have been submitted to the Company's and Puerto Rico Safety Equipment Corporation's insurance carriers for defense. A schedule of these cases is annexed hereto as Exhibit 99.06.3. Reference is also made to the Company's Form 10-K for June 30, 1998 and its form 10-Q's for September 30, 1998 and December 31, 1998 regarding asbestos actions against the Company.

The registrant was advised on May 6, 1999 by the attorneys appointed by its insurance companies that a settlement of a number of actions has been reached pursuant to that settlement made in fiscal 1994 (see Item 3 Form 10-K June 30,
1998) with respect to cases brought by one firm of attorneys against Eastco Industrial Safety Corp., now known as Worksafe Industries Inc. Pursuant thereto in 11 actions involving 294 plaintiffs, Eastco Industrial Safety Corp. will be dismissed. The registrant's out of pocket cost of this settlement will be $3,375.75. In addition thereto, in 18 actions involving 230 plaintiffs, Eastco Industrial Safety Corp. was dismissed without any payment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     99.06.3 Schedule of asbestos actions filed against the Company and Puerto Rico Safety Equipment Corporation during the quarter ended March 31, 1999.

(B) On January 26, 1999 a Form 8-K under Item 2 for the sale of certain assets of the registrant's distribution business on January 11, 1999, effective the close of business on December 31, 1998 and under Item 5 with respect to the Company's consummation of Amendment No. 9 to the Company's financing agreements with Congress. A Pro-Forma Consolidation Balance Sheet as at September 30, 1998 and Pro-Forma Consolidation Statement of Operations for the year ended June 30, 1998 and three months ended September 30, 1998 were included under Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated May 17, 1999

WORKSAFE INDUSTRIES INC.

By: /s/ LAWRENCE DENSEN
    -----------------------------
      LAWRENCE DENSEN, PRESIDENT
      & CHIEF EXECUTIVE OFFICER

By: /s/ ARTHUR J. WASSERSPRING
    -----------------------------
      ARTHUR J. WASSERSPRING,
      VICE PRESIDENT OF FINANCE/
      CHIEF FINANCIAL OFFICER