Form 10-K
period 1999-06-30
WORKSAFE INDUSTRIES INC
filed 1999-10-13
CIK 31079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

     Commission File No. 01-06855

                         WORKSAFE INDUSTRIES INC.
         (Exact name of registrant as specified in its charter)

    NEW YORK                       3842                         11-1874010
(State or other          (Primary Standard Industrial        (I.R.S. Employer
jurisdiction of               Classification              Identification Number)
incorporation or               Code Number)
 organization)

       130 West 10th Street, Huntington Station, New York          11746
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (516) 427-1802

Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of Each Exchange
Title of Class                                           on Which Registered
--------------                                           ----------------------

a) $.12 par value common stock ("Common Stock")          Boston Stock Exchange

b) Class B  Redeemable  Common Stock  Purchase           Boston  Stock  Exchange
   Warrant ("Class B Warrant")(1)

Securities registered pursuant to Section 12 (g) of the Act:

a) $.12 par value common stock ("Common Stock")

b) Class B Redeemable Common Stock Purchase Warrant ("Class B Warrant")(1)

---------

(1) These warrants expired October 11, 1999.

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the  Exchange  Act of 1934 during the  preceding  twelve
(12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past ninety (90) days.

                         YES  _X_      NO ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X}

State registrant's revenues for its most recent fiscal year.  $24,093,811.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 7, 1999 was approximately $1,636,000. Non-affiliates include all shareholders other than officers, directors and 5% shareholders known to registrant. Market value is based upon the price of the Common Stock of the registrant as of the close of business on September 7, 1999 which was $1.063 per share as reported by NASDAQ.

As of September 7, 1999, the number of shares outstanding of the Common Stock of the registrant was 1,686,579 shares. The number of shares has been adjusted for prior stock splits and estimated rounding for fractional shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the registrant's proxy statement to be filed within 120 days of June 30, 1999, and are incorporated herein by reference thereto.

                                     PART I

Item 1.  BUSINESS

     (a) General Development of Business.

     Worksafe Industries Inc., formerly known as Eastco Industrial Safety Corp. (referred to herein as the "registrant" or "Worksafe"), is a corporation organized and existing under the laws of the State of New York, having been incorporated on May 15, 1958. On December 17, 1998, the name of the registrant was changed to Worksafe Industries Inc.

     Worksafe, through its wholly-owned subsidiaries, Disposable Safety Wear, Inc. ("Disposable"), Safety Wear Corp. ("Safety Wear"), Eastco Glove Technologies, Inc. ("Glove Technologies"), and Puerto Rico Safety Equipment Corporation ("Puerto Rico Safety Equipment") manufactures industrial protective clothing products. Worksafe's Manufacturing Operation sells its products to distributors. Use of products sold by Worksafe has in a large part resulted from the adoption of OSHA and insurance industry standards.

     On January 11, 1999, Worksafe sold certain of the assets of its Distribution Operation and the Eastco name to Arbill Industries, Inc. ("Arbill"). This division specialized in the distribution of industrial safety products manufactured by third parties. The Distribution Operation served a different customer base than the Company's Manufacturing Division, and was managed as a separate operating unit with its own identifiable assets. This division had been experiencing operating losses over the past several years, and this action was intended to enable the Company to better devote management's attention and resources to the core strategies of the Manufacturing Operation. The sales price was approximately $2,494,000, exclusive of related adjustments, payments applicable to rent and payments for open accounts receivable. Worksafe generally agreed not to directly compete for 5 years with Arbill in the business conducted by its Distribution Operation prior to closing. The agreement self-renews yearly if Arbill purchases not less than 90% of the previous year's sales as defined. The result of this transaction is that Worksafe has terminated its distribution segment. Reference should be made to Worksafe's Form 8-K of January 11, 1999, for a more detailed discussion of this transaction.

     (b) Financial Information About Industry Segments.

     Since the sale of the Distribution Operation on January 11, 1999, Worksafe is organized and operates in one business segment, the manufacturing of protective clothing and safety products that are sold to distributors for end use by manufacturers, utilities, hospitals and others.

     (c) Description of Business.

     The following is a discussion of both the Manufacturing Operation of Worksafe which is continuing and the Distribution Operation, which Worksafe was engaged in until the sale to Arbill in January, 1999.

     Manufacturing Operation

(i) Manufactured products are sold under the "Charkate/Worksafe", "Charkate", "Worksafe" and "Cover-Up" trade names. Worksafe, through Disposable, Safety Wear and Puerto Rico Safety Equipment, manufactures limited-use (in prior years referred to as disposable) and reusable industrial protective apparel. Limited-use protective products include coveralls, shirts, pants, headwear, hoods, aprons, smocks, lab coats, hazardous material handler suits, examination gowns, sleeves, shoe covers and related items. Limited-use clothing is designed to protect the user from, among other things, splash, dirt, contamination and a wide range of substances. Limited-use clothing is made primarily of a spun bonded polyolefin produced solely by E.I. Dupont De Nemours & Company ("Dupont") under the trade name Tyvek(R). Reusable industrial protective clothing consists of items for the protection of various parts of the body which are designed to shield the user from, among other things, splash, dirt, contamination, heat, fire, cold and the outside environment. Reusable products manufactured include coveralls, gloves, mitts, shirts, thermal underwear, sleeves, coats, pants, leggings, spats, bibs, safety vests and a variety of other kinds of protective clothing and uniforms.

     Pursuant to an acquisition during April 1997, Worksafe now manufactures protective knit gloves and sleeves which are sold by the Charkate/Worksafe Knit Glove division. These products are generally made of cotton and cotton polyester, composite high tensile cut-resistant yarns, Kevlar (R) aramid fibers, as well as steel, stainless steel and other high cut-resistant composite fibers. The products may have a special coating and are used to protect the individual from cuts and abrasions. These items are used in industries involving such items as meat packing, glass handling, sheet metal, and automotive protection.

     Sales of manufactured limited-use clothing and related limited-use products accounted for approximately 67%, 75% and 63% of Worksafe's net sales for the three fiscal years ended June 30, 1999, respectively.

     The Manufacturing Operation and warehousing facilities are located in Puerto Rico, Minnesota and Alabama. Worksafe also has contracted production facilities in Mexico to sew materials already cut by Worksafe. The Manufacturing Operation is directed primarily from Alabama and its sales are directed from New York. Products are sold primarily in the United States and

Puerto Rico.

     Worksafe utilizes catalogs, telemarketing and its website (www.charkate.com) to aid in its sales efforts. Worksafe does not engage in any mail order business. Sales are primarily to independent distributors who sell to end-users comprised of industrial, commercial and governmental accounts. Worksafe considers industrial accounts to be those businesses which are primarily based upon manufacturing and production, while commercial accounts are considered to be service businesses. Worksafe also believes that standards established by OSHA and the insurance industry have resulted in a need by others to purchase Worksafe's products. Sales are also promoted through trade shows, mailings and advertising in trade magazines and directories.

(ii) Worksafe has made no public announcement of, or made public information about, any new product in this segment which would require the investment of a material amount of its assets or which otherwise is material.

(iii) Worksafe is not dependent upon any one vendor as a source of supply of raw materials for its Manufacturing Operation other than Dupont, which supplies Worksafe with Tyvek(R), which is used in various lines of its limited-use products. Products utilizing Tyvek(R) accounted for approximately 67%, 75% and 63% of net sales of the Manufacturing Operation for the three fiscal years ended June 30, 1999, respectively. See also (iv) immediately below for reference to a license agreement with Dupont which expires January 31, 2000, and pursuant to which Dupont supplies raw materials to Worksafe for its Manufacturing Operation. Management believes that its current relationship with Dupont is satisfactory. Management expects that based upon its past relationship with Dupont, although there can be no assurances, that this Agreement will be extended. Loss of Dupont as a supplier of Tyvek (R) would have a material adverse effect on Worksafe's operations.

(iv) Puerto Rico Safety Equipment is engaged in manufacturing in Puerto Rico and was granted an exemption for seventeen (17) years under the Puerto Rico Industrial Tax Exemption Act of 1963 (the "Industrial Tax Act") with respect to Puerto Rico income taxes on the production of such items as safety clothing, protective sleeves, coats, pants, hoods and jackets for the period commencing January 1, 1970. On July 1, 1989, Puerto Rico Safety Equipment was granted an extension of its exemption and had a 90% exemption from Puerto Rico income taxes for the ten-year period which ended June 30, 1999. During this period, Puerto Rico Safety Equipment had a 75% exemption from Puerto Rico municipal taxes on its real and personal property utilized in its operations. Puerto Rico Safety Equipment is in the process of applying for an extension of this exemption. If granted, this exemption would be for 10 years, and would impose an income tax rate of only 5% on the taxable income and may grant a 75% exemption on the corresponding property tax, municipal tax and other taxes.

     Disposable has been granted a fifteen-year exemption under the Industrial Tax Act with respect to Puerto Rico income taxes on its operations covering the production of limited-use clothing, and with respect to the property used in its operations for the period commencing June 4, 1977, subject to the terms of the grant. This exemption has been extended until June 30, 2006, on the basis of a 90% exemption on Puerto Rico income taxes and a 60% exemption on municipal taxes on its real and personal property.

     As Puerto Rico tax exemptions are reduced or expire the registrant may be required to pay taxes on income earned in Puerto Rico. Worksafe is unable to predict the monetary impact of such exemptions being reduced or expiring.

     Puerto Rico Safety Equipment and Disposable have elected to apply Section 936 of the Internal Revenue Code, effective July 1, 1979. The provisions of
Section 936 are effective until revoked by the registrant. If the conditions of Section 936(a)(2) are satisfied, the Section 936 credit equals the portion of the United States income tax that is attributable to taxable income from sources outside the United States derived from the active conduct of a trade or business within a United States possession, or the sale or exchange of substantially all of the qualified possession source investment income. Dividends payable by each subsidiary to the registrant from operations are entitled to a 100% dividends received deduction, but are subject to a 10% withholding tax in Puerto Rico. The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") imposed new limitations on computing the Possession Tax Credit under Section 936 for tax years beginning after 1993. The registrant made an election in 1995 which reduced the credit to 60% of the 1994 level and which further phased out the credit by 5% in each subsequent year to a maximum credit of 40% in 1998. Since the credit is a function of future earnings, if any, the effect of such limitations cannot be determined at the present time. In addition, the Omnibus Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax Calculation. The Small Business Job Protection Act of 1996 further limits the Possession Tax Credit for years beginning after 2001, with the credit being eliminated for tax years beginning after 2005. No dividends have been declared on the aggregate undistributed earnings of Puerto Rico Safety Equipment and Disposable (which through June 30, 1999, aggregates approximately $666,000) and none are intended to be declared because it is management's intention to reinvest the earnings, if any, from such subsidiaries indefinitely. Worksafe believes that based upon current operations, the Omnibus Act will not have a material effect on it for the foreseeable future.

     Worksafe is a party to a Garment Manufacturer & Seller License Agreement with Dupont, which, subject to termination for cause at any time and other specified provisions, continues in effect until January 31, 2000. Management expects that based upon its past relationship with Dupont, although there can be no assurances, that this agreement will be extended. Pursuant to this agreement Dupont provides nonwoven fabric under its trademark to the registrant.

(v) Worksafe does not consider its business to be seasonal.

(vi) Worksafe is required to maintain substantial inventories (see Consolidated Financial Statements) in order to meet the immediate shipping requirements of its customers, who require products on short notice and who do not maintain an inventory of the same. Worksafe believes that other companies in this industry also maintain substantial inventories.

(vii) Worksafe is not dependent upon any single customer or several customers, the loss of any one or more of whom would have an adverse effect on its business. No one customer accounts for more than 10% of net sales.

(viii) The dollar amount of backlog of orders estimated and believed to be firm with respect to the Manufacturing Operation was approximately $1,500,000 as of June 30, 1999, compared to approximately $972,000 as of June 30, 1998. All of the backlog as of June 30, 1999, is expected to be filled during the current fiscal year.

(ix) No material portion of the business of Worksafe is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

(x) Worksafe faces competition in all of its product markets from larger and more established companies that have greater financial, managerial, sales and technical resources. Certain markets for Worksafe's products are dominated by these companies. While larger competitors may be able to benefit from economies of scale and introduce new products that compete with Worksafe's products, management is accustomed to such competition, and believes Worksafe will remain competitive with such companies. Worksafe's major competitors in price and in service for its Manufacturing Operation are Kappler Inc. and Lakeland Industries, Inc. in limited-use clothing sales, and Red Kap, a subsidiary of VF Industries Inc., Topps Mfg. Co. and Workrite Uniform Co. in reusable clothing sales. Primary competitors in glove manufacturing are Chicago Protective Apparel, Inc., Steel Grip, Inc., and Ansell Golden Needles, Inc.

(xi) During the last three fiscal years, the registrant has not spent a material amount on research and development relating to the development or research activities of new products, services or techniques or for the improvement of existing products, services or techniques.

(xii) Compliance with Federal, State and local environmental laws is expected to have no material effect upon capital expenditures, earnings and the competitive position of the registrant. Worksafe's manufacturing facilities are subject to regulation and inspection standards established by OSHA. Such facilities have not been inspected for compliance with OSHA. Although Worksafe's management believes it is in material compliance with required standards, there can be no assurance that any inspection will not reveal that Worksafe has failed to comply with OSHA and that, as a result, the registrant may be required to expend material sums to assure compliance with OSHA regulations.

(xiii) The total number of employees employed by the registrant as of June 30, 1999, was approximately 235.

     Discontinued Operation

     The registrant, until the sale to Arbill on January 11, 1999, distributed industrial safety products manufactured by third parties. Products distributed included hard hats, protective clothing, gloves, glasses, ear muffs, ear plugs, respirators, goggles, face shields, rainwear, protective footwear, first-aid kits, monitoring devices, signs and related products. These products were sold to industry and service businesses, including utilities, hospitals, pharmaceutical plants, and companies engaged in hazardous materials abatement.

     This segment supplied a variety of items which could be used during the removal and/or encapsulation of hazardous materials in office buildings, chemical plants, refineries, power-generating plants, schools and hospitals. Abatement products sold included items made by other companies, such as negative air machines, respirators, air filtration equipment, vacuums, polybags and sheetings, decontamination showers, signs, tools, pumps, sprayers and related equipment. The registrant did not engage in the removal or encapsulation of hazardous materials. Sales of these products accounted for approximately 7%, 12% and 13% of Worksafe's net sales for the three fiscal years ended June 30, 1999, respectively. The foregoing percentages do not include abatement products manufactured by the registrant.

     Pursuant to the sale agreement, Worksafe has generally agreed not to compete with Arbill for a period of 5 years in the business conducted by Worksafe's Distribution division. There are certain exceptions in this agreement which includes the right to sell end-users safety products manufactured by Worksafe if Arbill does not purchase safety products from Worksafe equal to not less than 90% of the previous year's sales as defined. Arbill is presently in compliance with this provision.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     All sales of the registrant's products are primarily in the United States, inclusive of Puerto Rico.

Item 2.  PROPERTIES

     The following properties are material to the business of Worksafe:

     The executive offices of Worksafe are located at 130 West 10th Street, Huntington Station, New York and are owned by Worksafe (the "Huntington Property"). The Huntington Property contains approximately 30,000 square feet of which 25,000 square feet are being sublet to non-affiliates. The remaining 5,000 square feet are being used by Worksafe for its executive offices and for sales functions. At June 30, 1999, the premises were subject to a first real estate mortgage made in 1992, payable to 130 West 10th Street Associates, LLC ("Associates") of which approximately $377,000 was then due. The wives of Messrs. Anthony Towell, an executive officer and director, and Alan Densen, a director, are members of Associates. Charles Holzberg, a director, is also a member of Associates.

     The registrant's wholly-owned subsidiary, Disposable, leases a building, which is used for manufacturing and warehousing, consisting of approximately 45,000 square feet in Aguadilla, Puerto Rico from the Puerto Rico Industrial Development Company. A lease was entered into for these premises on February 21, 1995, effective for the ten-year period commencing September 1, 1993. Rent for the twelve-month period ending August 31, 1999 was at the monthly rate of $9,315, and escalates to $13,041 in the final year of the lease.

     The registrant's wholly-owned subsidiary, Safety Wear, leases approximately 40,000 square feet in Decatur, Alabama. These premises are utilized for the cutting and warehousing of coveralls and other limited-use products. Rent is payable at $8,450 per month on a month-to-month basis. Should these facilities not be available in the future, Worksafe believes that alternative sites will be readily available at a comparative cost.

     The registrant's wholly-owned subsidiary, Glove Technologies, leases approximately 11,000 square feet in Chaska, Minnesota. The premises are utilized in connection with the manufacturing of protective knit gloves and related operations. This lease terminates on December 31, 1999, at which point Worksafe may renew or relocate this facility. Rent is payable at the rate of $7,500 per month.

Item 3.   LEGAL PROCEEDINGS

     In the past, the registrant used asbestos in the manufacture of certain of its products. Such use was terminated by the registrant in the mid-1980's. It has been alleged that asbestos is a cause of cancer, asbestosis, mesothelioma, and other related diseases, the symptoms of which may not appear for twenty or more years. Since the early 1980's, numerous lawsuits have been instituted against the registrant by persons who have been exposed to asbestos and asbestos products.

     As of June 30, 1999, Worksafe estimates that it is a party to approximately 3,800 cases with respect to exposure to asbestos involving approximately 8,500 plaintiffs. Most of these cases include Puerto Rico Safety Equipment as a defendant. Reference is made to Exhibit 99.05 of the Form 10-K for the fiscal year ended June 30, 1998, which is made a part hereof and are incorporated by reference herein for a schedule of the asbestos cases pending as of that date.

Reference is also made to exhibits 99.05.01, 99.06.0 and 99.06.3 which are made a part hereof and are incorporated by reference, respectively, to the Forms 10-Q for the quarters ended September 30, 1998, December 31, 1998, and March 31, 1999, and Exhibit 99.12 for asbestos cases instituted during the quarter ending June 30, 1999, all as identified in Item 14 hereof.

     To date, all of the actions against the registrant have been brought by non-employees of the registrant and are based upon personal injury claims. The pending actions are in the Supreme Court of the State of New York, County of New York; Superior Court of New Jersey, Middlesex County, Law Division; the Court of Common Pleas of Luzerne County, Trial Division of Pennsylvania and the Court of Common Pleas of Allegheny County, Civil Division of Pennsylvania. The number of first-party plaintiffs referred to throughout this Form 10-K include husband and wives, in most instances. For the most part, settlements have usually involved one settlement for both spouses. The actions, with the exception of one pending action, involve a multitude of defendants. The complaints allege exposure to asbestos and asbestos products over various periods of time. In general, each action seeks varying amounts of damages, usually unlimited, or for each plaintiff as high as $10,000,000 for compensatory damages and $20,000,000 for punitive damages. The registrant may become a party to additional asbestos actions in the future.

     From 1981 through June 30, 1999, Worksafe estimates that approximately 4,450 actions on behalf of approximately 16,000 first-party plaintiffs have been instituted against it concerning asbestos-related claims, and that approximately 650 actions and the claims of approximately 7,500 plaintiffs have been terminated against the registrant. During fiscal 1999, the registrant estimates approximately 2,700 actions on behalf of approximately 5,300 plaintiffs were instituted against it and approximately 10 cases involving 327 plaintiffs were settled or discontinued against the registrant. The registrant estimates that as of June 30, 1999, with the exception of defense costs, a total of approximately $1,800,000 has been paid, or agreed to be paid, in settlements to date with regard to the terminated actions on behalf of Worksafe (inclusive of actions against Puerto Rico Safety Equipment) of which all but approximately $38,000 has been paid by the registrant's insurance carriers. The foregoing is based upon information available to the registrant to date. Through June 30, 1999, the registrant has paid less than $40,000 for legal and defense costs to counsel appointed by the insurance carriers to defend it. Past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs, which the registrant is unable to predict.

     The registrant believes that it maintained various policies of primary insurance in different amounts which provide coverage to the extent of their terms for asbestos-made, product-related personal injuries for the periods April 1, 1968, to April 1, 1969, and March 11, 1971, to November 27, 1985. The
policies range in amounts from $50,000 to $1,000,000. The registrant also believes that since August 10, 1972, to on or about August 11, 1986, it has had various policies for excess coverage to the extent of their terms applicable to asbestos claims. These policies range in amounts from $500,000 to $10,000,000 for excess coverage. There are gaps of approximately six weeks in the primary coverage between March 11, 1971, to November 27, 1985, and approximately thirty-six months in the excess coverage between August 10, 1972, and August 11, 1986, and an additional period of approximately thirteen months for excess coverage insurance companies in liquidation where there is likely to be no coverage. Reference is made to Exhibits 99.06 and 99.07 for a schedule of the foregoing insurance policies. The policies of insurance set forth on Exhibits
99.06 and 99.07 are not applicable to all of the subsidiaries of the registrant, which have varying coverage, and such subsidiaries may also be without coverage for various times of their doing business. Not all of these policies are in the possession of Worksafe. The foregoing exhibits are incorporated by reference and made a part hereof as referred to in Item 14 of this Form 10-K.

     During fiscal 1994, the registrant reached a settlement pertaining to all pending and future cases against it in the State of New York brought by one firm of plaintiffs' attorneys. The settlement does not apply to Puerto Rico Safety Equipment and is only applicable to cases brought by the same law firm against the registrant in the State of New York. The registrant is to be dismissed without any payment in cases not involving any exposure to a power generating station in the State of New York ("Powerhouse"). Where there is Powerhouse exposure, a payment of $100 is to be made for each alleged non-malignant case and $300 for each malignant case. Where plaintiffs consist of two spouses, such is deemed one case. Payment is to await appropriate documentation of exposure, releases from the plaintiffs and the agreement of each plaintiff whose case is settled. A copy of the letters between counsel for the registrant and counsel for plaintiffs' attorneys setting forth this settlement is designated as Exhibit 99.11.

     An agreement between the registrant and its primary insurance carriers dated March 26, 1990, became effective June 26, 1990 (the "Indemnity Agreement"). The registrant entered into the Indemnity Agreement in an effort to resolve uncertainties as to its insurance coverage which will cover asbestos claims against the parent company where any exposure to asbestos is alleged during the period 1971 to 1985, inclusive. Further, the registrant is obligated to share in the payment of asbestos-related claims against it. Pursuant to the Indemnity Agreement, the registrant is obligated to pay 12% of all attorneys' fees incurred on its behalf and 17% of indemnity costs (which include judgment and settlement amounts). The balance of these costs are to be paid by the insurance carriers which are party to the Indemnity Agreement. The Indemnity Agreement is subject to the policy limitations of each insurance policy, and may be terminated at any time upon ninety (90) days notice by any of the parties, provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than twelve (12) months from the date the notice of termination is given. The registrant is presently aware of two cases on the trial calendar. A copy of the Indemnity Agreement dated March 26, 1990, is designated as Exhibit 99.09, made a part hereof and is incorporated by reference as set forth in Item 14.

     Effective during May 1991, the registrant entered into a Settlement Agreement and Release with Mount Vernon Fire Insurance Company ("Mount Vernon"). Pursuant to this Settlement Agreement, which is designated Exhibit 99.10, the registrant discontinued its action against Mount Vernon, which provided that, subject to the terms of the Settlement Agreement, Mount Vernon would reimburse the registrant (where applicable) for 6.25% of attorneys' fees (52.08% of the registrant's 12% share referred to in the Indemnity Agreement in the previous paragraph) and 6.25% of indemnification costs (36.76% of registrant's 17% share referred to in the Indemnity Agreement in the previous paragraph). The Settlement Agreement is not applicable to any asbestos actions against the registrant where no exposure is alleged to products manufactured or distributed by the registrant between April 1, 1968, and April 1, 1969. The Settlement Agreement may be terminated at any time upon 90 days notice, but such notice is not applicable to asbestos actions placed on a trial calendar, unless such has a trial date more than twelve (12) months from the date the notice of termination is given. The Settlement Agreement provides that the limit available under the policy is $100,000 plus attorneys' fees while the Settlement Agreement is in effect and is applicable only to the parent company. Approximately $35,000 has been reimbursed by Mount Vernon as of June 30, 1999, for indemnification.

     Worksafe is unable to ascertain the total extent of insurance applicable to asbestos claims against it or the extent to which its insurance carriers will provide coverage. The two agreements referred to above between the registrant and the insurance carriers may not be applicable to Puerto Rico Safety

Equipment, which is covered by other insurance. To date, the claims settled by Puerto Rico Safety Equipment have been paid in full by insurance. A schedule of insurance believed to be applicable to Puerto Rico Safety Equipment is designated Exhibit 99.08. No agreement has been reached with the insurance companies confirming all of these policies, which range from $100,000 to $500,000 for primary coverage and $1,000,000 to $5,000,000 for excess coverage. The policies for Puerto Rico Safety Equipment cover the period March 11, 1971, to July 23, 1986, with various gaps as described on the exhibit.

     The registrant's insurance may not provide coverage for punitive damages where such damages are sought against it in pending litigation. Punitive damages are allowable in addition to compensatory damages and are awarded as a punishment to a defendant for the wrong in the particular case as well as for the protection of the public against similar acts, to deter the defendant from a repetition of the wrongful act and to serve as a warning to others. Usually a wrong, aggravated by an evil or wrongful motive or a willful and intentional misdoing or a reckless indifference equivalent thereto, is required for a court to award punitive damages. Worksafe is unable to specify whether its actions would give rise to punitive damages. It believes that its actions should not give rise to punitive damages. However, there can be no assurance that this will be the case.

     Worksafe is a party to an action entitled Rule v. The Bethlehem Corporation pending in the Court of Common Pleas, Bucks County, Pennsylvania. There are 4 defendants including Worksafe. The action was instituted in April, 1997, and has been referred to both Worksafe's primary and umbrella insurance coverage. The action is one for injuries sustained while the plaintiff was allegedly wearing Worksafe clothing. Worksafe has $17,000,000.00 of primary and umbrella coverage, which it believes is more than sufficient to cover any liability that it may have with respect to this claim.

     Worksafe is a party to miscellaneous other litigation which it believes will not have a material adverse affect against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                First Elected
                                       Offices and                Officer of
Name                       Age         Position Held              Worksafe
----                       ---         -------------            -------------

Lawrence Densen            41       President and Chief              1986
                                    Executive Officer

Anthony P.  Towell         68       Senior Vice President            1989
                                    and Secretary

Arthur Wasserspring        58       Vice President of                1997
                                    Finance and Chief
                                    Financial Officer

Richard Boyen              58       Vice President of                1997
                                    Manufacturing
----------
All of the above executive officers have been elected to serve until the next annual meeting of the board of directors presently anticipated to be held December 1999, or until their respective successors are elected and qualified.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The principal market on which the Common Stock of Worksafe is traded is the NASDAQ Small-Cap Market and its symbol is WRKS. The following chart sets forth the high and low sales prices as determined from NASDAQ for the Common Stock for the last two fiscal years.

     The following chart sets forth the high and low sale prices for the periods indicated as determined from NASDAQ quotations reflecting interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                    High             Low
                                  -------          ------
Fiscal Year Ended June 30

    1998
    ----
First Quarter                      $ 3.00            $2.25
Second Quarter                       3.25             1.63
Third Quarter                        3.44             1.81
Fourth Quarter                       3.56             2.38

    1999
    ----
First Quarter                      $ 2.38            $1.44
Second Quarter                       3.19             1.25
Third Quarter                        3.31             1.81
Fourth Quarter                       2.19             1.00

     (b) The approximate number of holders of record of the Common Stock as of September 13, 1999, was 366. The registrant believes there are in excess of 1,200 beneficial holders of the Common Stock.

     (c) (1) No dividends have been paid during the past two years.

         (2) The registrant has no present intention of paying any cash dividends in the foreseeable future and intends to use its net income, if any, in its operations.

         (3) The registrant is prohibited from paying dividends under its loan agreement with Congress Financial Corporation ("Congress"). However, within the terms of its agreement, Congress has approved a buy-back of 320,000 shares for up to $400,000.

     (d) During the fiscal year ending June 30, 1999, 3,500 shares of Common Stock that were not registered under the Securities Act of 1933, as amended, were sold by the registrant at a price of $1.30 per share pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.SELECTED FINANCIAL DATA

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

                                              Years Ended June 30,
                                -------------------------------------------------
                                1999       1998       1997        1996       1995
                                ----       ----       ----        ----       ----
                              (in thousands, for continuing operations, except
                                            for per share data)
Operations
----------
Net sales                     $ 24,094   $ 24,807   $ 19,907    $ 17,889   $ 14,791

Income/(loss) from
continuing operations               29        256       (621)        521        423

Basic income (loss) per
share from continuing
operations                         .02        .15       (.44)        .87       1.22

Diluted income (loss)
per share from continuing
operations                         .02        .15       (.44)        .87       1.04

Cash dividends per share(1)          0          0          0           0          0

                                               Years Ended June 30,
                                -------------------------------------------------
                                1999       1998       1997        1996       1995
                                ----       ----       ----        ----       ----
                                    (in thousands, except for per share data)
Financial Condition
-------------------
Total assets                  $ 11,806   $ 16,575   $ 13,381    $ 11,546   $  9,719
Long-term debt                     396        538        811         434        490
Stockholders' Equity             3,044      3,899      4,387       2,604      2,026
Book value per share(2)           1.80       2.32       2.61        3.40       5.83

     (1) Worksafe has never declared or paid a cash dividend on its Common Stock. It is the policy of the board of directors to retain earnings for use in Worksafe's operations. In addition, Worksafe is prohibited from paying such dividends based on its loan agreement with Congress.

     (2) Adjusted to reflect a 1 for 10 reverse stock split effective August 12, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Worksafe operated in the manufacturing and distribution industry segments until the end of its second fiscal quarter for the year ending June 30, 1999, when it sold its distribution business. Since such sale, Worksafe continues only its Manufacturing Operation. For an understanding of the significant factors that influenced Worksafe's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements, including the related notes, and other information appearing elsewhere in this report.

     Worksafe's continuing operations now consist of its Manufacturing Operation which produces limited-use and reusable industrial apparel and protective knit gloves. Worksafe maintains facilities for warehousing and production in Puerto Rico, Alabama, Mexico (a contractor), Texas, California, Louisiana and Minnesota.

     The accompanying financial statements have been restated to reflect the former distribution division as a discontinued operation and Management's Discussion and Analysis discusses only the continuing operations.

     Results of Operations.

     Fiscal 1999 Compared to Fiscal 1998

     Net sales for the year ended June 30, 1999, were approximately $24,094,000 as compared to approximately $24,807,000 for the year ended June 30, 1998, a decrease of 2.9%. This decrease in sales in fiscal 1999 was in large part due to the fact that manufacturing inventory which normally would have been sold directly to customers during the second half of fiscal 1999 was instead transferred as part of the second quarter transaction with Arbill, who in turn sold the inventory to their customers. In addition, in prior years, the Company realized as part of its manufacturing sales, the sales price to end-users. Since the sale to Arbill of the discontinued operations, the sales price realized was the price to Arbill, a distributor, where the sales price is lower than the price to the end-user.

     Worksafe's gross margin decreased to 14.3% for fiscal 1999 from 16.8% for fiscal 1998. These reductions are the continuing results of the competitive environment in the marketplace as well as the lower margins on sales to distributors as opposed to end-users. In a continued effort to increase margin levels, Worksafe continues to take major steps to reduce overhead expenses, i.e. by producing more products in Mexico, and increasing efficiencies in material utilization.

     Selling, general and administrative expenses for the year ended June 30, 1999, were approximately $2,915,000, 12.1% of sales, compared to approximately $3,391,000, 13.7% of sales, for the same period last year. This decrease as a percentage of sales was mainly due to lower salaries and related benefits. The Company took advantage of more vendor rebates in fiscal 1999, due to improved cash availability.

     Interest expense was approximately $563,000 for fiscal 1999, an increase of approximately $2,000 when compared to fiscal 1998.

     Income from continuing operations for fiscal 1999 decreased to $29,000 as compared to $256,000 for fiscal 1998. This decrease was a direct result of the aforementioned decrease in sales and gross margins.

Fiscal 1998 Compared to Fiscal 1997

     Net sales during fiscal 1998 increased 24.6% to approximately $24,807,000 from approximately $19,907,000 during fiscal 1997. This increase included approximately $1,123,000 of incremental sales attributable to the glove division that was acquired in April 1997. Worksafe believes that the overall increase in sales was due to increased demand for Worksafe's products, the improvement in its inventory position and the continued overall improvement in industry conditions.

     The gross profit percentage increased to 16.8% for fiscal 1998 from 13.4% for fiscal 1997. This increase in gross profit was caused in part by (i) continued increases in production levels by our contractor in Mexico at lower costs for products previously produced in Puerto Rico and Alabama and (ii) continued production efficiencies in Puerto Rico and Alabama.

     Selling, general and administrative expenses for fiscal 1998 were approximately $3,391,000 or 13.7% of sales compared to approximately $2,870,000 or 14.4% of sales for fiscal 1997. This increase was primarily due to (i) $225,000 in incremental expenses attributable to the glove division (acquired April 1997) and (ii) an increase in total non-glove operations commissions of $113,000 attributable to increased sales.

     Interest expense was approximately $561,000 for fiscal 1998 as compared to approximately $425,000 in the prior year. This increase was principally due to an increase in average borrowings in fiscal 1998 on Worksafe's asset-based facility with Congress as well as a full year's interest on additional borrowings from Congress used to purchase the Minnesota glove business in April 1997.

     Worksafe's income from continuing operations for fiscal 1998 was approximately $256,000 as compared to a net loss of approximately $621,000 in fiscal 1997. This increase was caused by increased sales and an increase in gross margins offset in part by a loss of approximately $266,000 (including $108,000 in depreciation and amortization) related to the glove division acquired in April 1997, along with a fourth quarter loss in fiscal 1998 of approximately $110,000, which was primarily the result of selling price reductions on certain Worksafe products due to competition, market conditions, and cash flow requirements.

Liquidity and Capital Resources

     Worksafe had working capital as of June 30, 1999, inclusive of net assets of discontinued operations, of approximately $850,000 as compared to approximately $1,709,000 as of June 30, 1998. A substantial portion of Worksafe's working capital consists of inventory, which was approximately $4,583,000 and $6,372,000 as of June 30, 1999 and 1998, respectively. This inventory reduction is mainly due to Worksafe closing its warehouses in New York, Florida and Connecticut as part of its Arbill transaction at which time Arbill bought all manufacturing inventory contained therein. Although the manufacturing division maintains a minimum level of inventory for its basic products, its back order position is expected to keep inventory at lower levels, thereby having a positive effect on liquidity. Worksafe believes that its current working capital position will be sufficient to satisfy its needs for the next twelve months.

     Worksafe has a line of credit agreement with Congress, which expires October 1, 2002. The line provides for borrowings up to $8,000,000, with interest payable monthly at .75% in excess of prime (unless for the year ending June 30, 2000, Worksafe is not profitable, then the interest rate becomes 1% above the prime rate), and an unused line fee of 1/4% a year. The maximum amount Worksafe can borrow on the inventory portion is $3,600,000. The limits on borrowings remain at 85% of eligible accounts receivable and 55% of eligible inventory. The amounts outstanding at June 30, 1999, and June 30, 1998, were approximately $5,699,000 and $8,190,000, respectively. Worksafe had $123,000 available for borrowing at June 30, 1999, based on its formula with Congress. In addition, Worksafe may also borrow up to an additional $175,000 until December 31, 1999, at which time such additional loans are payable in full. The loan is subject to certain working capital and net worth requirements and is collateralized by all of the assets of Worksafe not previously pledged under other loan agreements. The loan agreement prohibits the payment of cash dividends by Worksafe. At June 30, 1999, Worksafe was not in compliance with the tangible net worth requirement of the line of credit agreement. Congress has since amended such covenant such that Worksafe is in compliance.

     Net cash provided by operating activities was principally a result of a decrease in accounts receivable and inventory, which was partially offset by a decrease in accounts payable and accrued expenses. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows used in financing activities were principally a result of net paydowns of Worksafe's loan with Congress.

     On September 9, 1999, the board of directors of Worksafe approved a buy-back plan of up to 320,000 shares of Worksafe's common stock to be purchased over the next two years at the discretion of Worksafe. Congress has authorized Worksafe to expend up to $400,000 for such purchase. No shares have been purchased to date.

     Worksafe believes that its current working capital position, line of credit and operations will be sufficient to satisfy its cash needs for the next twelve months.

     Worksafe has no material commitments for capital expenditures.

     At the present time, Worksafe, together with a variety of defendants, is a party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by Worksafe. Worksafe may become a party to additional asbestos-related actions in the future. Worksafe is also party to a non-asbestos product liability action. While as indicated in Item 3. Legal Proceedings, of this Form 10-K, legal and settlement costs to Worksafe have not been material to date, Worksafe cannot, at this time, determine the outcome of these uncertainties which may have an adverse effect upon the liquidity of Worksafe in the future.

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

     Worksafe's internal computing systems are primarily limited to hardware and software for its financial systems, such as general ledger, accounts receivable and accounts payable systems, and word processing. Worksafe believes that it could replace any of its software or systems, if necessary, quickly and at reasonable expense.

     Worksafe has completed its internal review with respect to Year 2000 issues. Worksafe does not believe Year 2000 issues within its internal information systems will have a material adverse effect on Worksafe's business, financial condition or results of operations. Worksafe believes that its internal computer systems are currently Year 2000 compliant.

     Worksafe has completed its review of the Year 2000 readiness of its customers and vendors, and believes, based upon such review, that such parties should not cause a material disruption in Worksafe's business due to Year 2000 issues.

     To date, the cost of Worksafe's Year 2000 assessment and compliance efforts has not been material to Worksafe's results of operations or liquidity. Worksafe is not aware, at this time, of any Year 2000 non-compliance that will materially affect Worksafe.

Risks and Other Considerations

     From time to time, information provided by Worksafe or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward-looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" and similar expressions are intended to identify forward-looking statements. Worksafe's actual future results may differ materially from those projections or statements made in such forward-looking information as a result of various risks and uncertainties, including, but not limited, to the following:

     Worksafe, since its fiscal year ended June 30, 1991 with the exception of fiscal years 1996 and 1995, has had a history of significant losses. There can be no assurances that Worksafe will be profitable or will not incur losses in the future.

     Worksafe is dependent upon its revolving line of credit with Congress. In the event that Worksafe is unable to comply with its obligations to Congress, Worksafe's indebtedness could be declared immediately due and payable and in certain cases Worksafe's assets could be foreclosed upon. There can be no assurances that there will be other sources of financing for Worksafe, if required.

     The registrant is a party to approximately 3,800 cases involving approximately 8,500 plaintiffs, as of June 30, 1999 with respect to asbestos litigation and additional asbestos actions continue to be brought against it. During the year ended June 30, 1999, approximately 2,700 asbestos actions concerning approximately 5,300 plaintiffs have been brought against the registrant. To date, Worksafe believes that its insurance coverage has been adequate for those actions previously terminated, but there can be no assurances that such coverage will continue to be adequate in the future. There can be no assurances that asbestos litigation will not have an adverse affect upon Worksafe. For a more complete discussion on asbestos litigation and Worksafe's insurance coverage, reference is made to Item 3 of this Form 10-K and future filings under Form 10-Q.

     Worksafe has competitors that have greater financial, management, sales and technical resources than Worksafe. Worksafe's success also depends to a significant degree on the contributions of its key management. The loss of services of one or more key members of management could have an adverse affect upon Worksafe. Worksafe is also dependent upon Dupont which supplies Worksafe with Tyvek (R) which is used for various lines of Worksafe's limited-use products. Management believes that its current relationship with Dupont is satisfactory. Worksafe is a party to a Garment Manufacturer & Seller License Agreement with Dupont, pursuant to which Dupont provides Worksafe with nonwoven fabric under its trademark. This agreement, subject to its terms, continues in effect until January 31, 2000. Management expects that based upon its past relationship with Dupont, although there can be no assurances, that this agreement will be extended. Loss of Dupont as a supplier of Tyvek(R) would have material adverse effects on Worksafe's operations. Worksafe is also required to maintain substantial inventory for its operations in order to meet the immediate requirements of its customers who require products on short notice. There can be no assurances that Worksafe will be able to maintain sufficient inventory or that Worksafe will not return to periods where there is not sufficient working capital to maintain its inventory to meet the needs of its customers.

     Worksafe also enjoys the benefits of various tax incentives with respect to its operations in Puerto Rico which are described in Item 1 of Part I of this Form 10-K. As Puerto Rico's tax exemptions are reduced or expire, Worksafe may be required to pay taxes on income earned in Puerto Rico. Worksafe is unable to predict the amount of such impact after such exemptions are reduced or expire.

     Due to the foregoing, the market price of Worksafe's Common Stock may be volatile at times in response to fluctuations of Worksafe's operating results, changes in analyst earnings estimates, market conditions as well as general conditions and other factors general to Worksafe.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Worksafe's principal financial instrument is its revolving line of credit with Congress that provides for interest at the prime rate plus .75%. Worksafe is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under the revolving line of credit. A significant rise in the prime rate could materially adversely affect Worksafe's business, financial condition and results of operations. At June 30, 1999, an aggregate principal amount of approximately $5.7 million was outstanding under the revolver. If principal amounts outstanding under Worksafe's revolving line of credit remained at this level for an entire year and the prime increased or decreased, respectively, by 1%, Worksafe would pay or save, respectively, an additional $57,000 in interest in that year. Worksafe does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements annexed hereto.

------------------------------
CORNICK, GARBER & SANDLER, LLP
------------------------------
Certified Public Accountants


Independent Auditors' Report

Board of Directors
Worksafe Industries Inc.
Huntington Station, New York

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Worksafe Industries Inc. (formerly Eastco Industrial Safety Corp.) and subsidiaries for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Worksafe Industries Inc. and subsidiaries for the year ended June 30, 1997, in conformity with generally accepted accounting principles.

Our audit of the June 30, 1997 financial statements was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for the year ended June 30, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic fiancial statements. This schedule has been subjected to the auditing procedures applied in the audit of the June 30, 1997 basic financial statements and, in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ CORNICK, GARBER & SANDLER, LLP
                                        CERTIFIED PUBLIC ACCOUNTANTS

Uniondale, New York
October 27, 1997


630 Third Avenue New York, NY 10717-6705 212 567-3600 Fax 212 567-3836
50 Charles Lindbergh Boulevard Uniondale, NY 11542-3600
516 542-9030 Fax 516 542-9035

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Worksafe Industries Inc. and subsidiaries:


We have audited the accompanying consolidated balance sheets of Worksafe Industries Inc. (a New York corporation) and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worksafe Industries Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ARTHUR ANDERSEN LLP


Melville, New York
October 4, 1999

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,
                                                                          -------------------------------
                                       ASSETS                                  1999               1998
                                       ------                                  ----               ----
CURRENT ASSETS:
   Cash and cash equivalents                                              $    129,352       $    223,125
   Accounts receivable, net of allowance for doubtful accounts
     of $72,500 and $75,000, respectively                                    3,485,813          3,554,502
   Inventories                                                               4,582,581          6,371,626
   Other current assets                                                        812,868            505,887
   Net assets of discontinued operations                                       205,142          3,192,340
                                                                          ------------       ------------
                  Total current assets                                       9,215,756         13,847,480

   Property, plant and equipment, net                                        2,112,886          2,253,184
   Excess of cost over net assets acquired                                     403,547            426,229
   Other assets                                                                 73,832             24,794
   Net assets of discontinued operations                                          --               23,493
                                                                          ------------       ------------
                  Total assets                                            $ 11,806,021       $ 16,575,180
                                                                          ============       ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Loans payable                                                          $  5,698,642       $  8,189,842
   Current maturities of long-term debt                                        151,411            277,628
   Accounts payable                                                          2,289,220          3,389,050
   Accrued expenses and other liabilities                                      226,580            281,569
                                                                          ------------       ------------
                  Total current liabilities                                  8,365,853         12,138,089

LONG-TERM DEBT                                                                 396,447            538,283
                                                                          ------------       ------------
                  Total liabilities                                          8,762,300         12,676,372
                                                                          ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 9 and 11)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized 1,000,000 shares; no
     shares issued and outstanding                                                --                 --
   Common stock, $.12 par value; authorized 20,000,000 shares;
     1,686,579 and 1,683,079 shares issued and outstanding,
     respectively                                                              202,390            201,970
   Additional paid-in capital                                                9,844,338          9,807,708
   Accumulated deficit                                                      (7,003,007)        (6,110,870)
                                                                          ------------       ------------
                  Total shareholders' equity                                 3,043,721          3,898,808
                                                                          ------------       ------------
                  Total liabilities and shareholders' equity              $ 11,806,021       $ 16,575,180
                                                                          ============       ============


      The accompanying notes are an integral part of these balance sheets.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Years Ended June 30,
                                                      ------------------------------------------------
                                                          1999              1998              1997
                                                          ----              ----              ----

NET SALES                                             $ 24,093,811      $ 24,807,480      $ 19,906,887

COST OF GOODS SOLD                                      20,659,453        20,644,336        17,242,844
                                                      ------------      ------------      ------------

                  Gross profit                           3,434,358         4,163,144         2,664,043

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             2,914,617         3,390,604         2,869,699
                                                      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                              519,741           772,540          (205,656)

OTHER INCOME, net                                          (72,768)          (44,166)           (9,074)

INTEREST EXPENSE                                           563,451           561,128           424,590
                                                      ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    29,058           255,578          (621,172)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                    (1,454,167)         (744,063)         (770,658)
   Gain on sale of discontinued operations                 532,972                --                --
                                                      ------------      ------------      ------------

                  Net loss                            $   (892,137)     $   (488,485)     $ (1,391,830)
                                                      ============      ============      ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
   Income (loss) from continuing operations           $        .02      $        .15      $       (.44)
   Loss from discontinued operations                          (.87)             (.44)             (.54)
   Gain on sale of discontinued operations                     .32               .00               .00
                                                      ------------      ------------      ------------
   Net loss                                           $       (.53)     $       (.29)     $       (.98)
                                                      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
       Basic                                             1,684,246         1,683,079         1,413,775
                                                      ============      ============      ============
       Diluted                                           1,691,452         1,696,336         1,413,775
                                                      ============      ============      ============


        The accompanying notes are an integral part of these statements.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                       Common Stock *       Additional
                                                                  -----------------------    Paid-In      Accumulated
                                                                     Shares      Amount      Capital        Deficit         Total
                                                                     ------      ------      -------        -------         -----

BALANCE, June 30, 1996                                                765,488  $   91,859  $ 6,742,476   $(4,230,555)   $ 2,603,780
   Shares issued in private placement                                 114,000      13,680      140,320          --          154,000
   Shares issued in shareholder rights and public offering            703,591      84,431    2,524,405          --        2,608,836
   Sale of warrants to underwriter                                       --          --              7          --                7
   Shares issued for acquisition of glove manufacturing business      100,000      12,000      400,500          --          412,500
   Net loss for the year ended June 30, 1997                             --          --           --      (1,391,830)    (1,391,830)
                                                                  -----------  ----------  -----------   -----------    -----------
BALANCE, June 30, 1997                                              1,683,079     201,970    9,807,708    (5,622,385)     4,387,293
   Net loss for the year ended June 30, 1998                             --          --           --        (488,485)      (488,485)
                                                                  -----------  ----------  -----------   -----------    -----------
BALANCE, June 30, 1998                                              1,683,079     201,970    9,807,708    (6,110,870)     3,898,808
   Stock based compensation                                              --          --         32,500          --           32,500
   Shares issued upon exercise of stock options                         3,500         420        4,130          --            4,550
   Net loss for the year ended June 30, 1999                             --          --           --        (892,137)      (892,137)
                                                                  -----------  ----------  -----------   -----------    -----------
BALANCE, June 30, 1999                                              1,686,579  $  202,390  $ 9,844,338   $(7,003,007)   $ 3,043,721
                                                                  ===========  ==========  ===========   ===========    ===========

     * Gives effect to a 1-for-10 reverse stock split in August 1996.


        The accompanying notes are an integral part of these statements.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended June 30,
                                                                               ----------------------------------------------
                                                                                   1999             1998             1997
                                                                                   ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations                                $     29,058     $    255,578     $   (621,172)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                  244,621          236,307          132,882
     Provision for losses on accounts receivable                                     46,248           16,000          (27,625)
     Loss on disposal of fixed assets                                                16,173             --               --
     Stock based compensation expense                                                32,500             --               --
     Net changes in assets and liabilities:
       Accounts receivable                                                           22,441       (1,012,890)        (401,644)
       Inventories                                                                1,789,045       (1,602,036)        (721,794)
       Other current assets                                                        (306,981)         (49,290)         (85,310)
       Other assets                                                                 (49,038)          36,544          145,572
       Accounts payable                                                          (1,099,830)       1,127,056         (169,000)
       Accrued expenses and other liabilities                                       (54,989)          57,772           55,163
                                                                               ------------     ------------     ------------
                Total adjustments                                                   640,190       (1,190,537)      (1,071,756)
                                                                               ------------     ------------     ------------
                Net cash provided by (used in) operating activities                 669,248         (934,959)      (1,692,928)
                                                                               ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                            (97,814)        (280,888)        (179,815)
   Acquisition of glove manufacturing business                                         --               --           (734,526)
                                                                               ------------     ------------     ------------
                Net cash used in investing activities                               (97,814)        (280,888)        (914,341)
                                                                               ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                    (268,053)        (274,320)         (79,551)
   Borrowings under line of credit agreement                                     31,095,163       35,919,028       32,054,480
   Repayments under line of credit agreement                                    (33,586,363)     (33,146,861)     (32,489,880)
   Proceeds from exercise of stock options                                            4,550             --               --
   Net proceeds from private placement of common stock                                 --               --            154,000
   Net proceeds from shareholder rights and public offering                            --               --          2,608,843
   Borrowings to finance acquisition of glove manufacturing business                   --               --            440,000
                                                                               ------------     ------------     ------------
                Net cash (used in) provided by financing activities              (2,754,703)       2,497,847        2,687,892
                                                                               ------------     ------------     ------------

Net cash (used in) provided by continuing operations                             (2,183,269)       1,282,000          (80,623)

Net cash used in discontinued operations                                             (4,218)      (1,171,133)        (614,395)

Net cash provided by sale of discontinued operations                              2,093,714             --               --
                                                                               ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (93,773)         110,867         (533,772)

CASH AND CASH EQUIVALENTS, beginning of year                                        223,125          112,258          646,030
                                                                               ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of year                                         $    129,352     $    223,125     $    112,258
                                                                               ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for interest                                      $    779,443     $    879,406     $    680,749
                                                                               ============     ============     ============
   Cash paid during the year for income taxes                                  $      3,832     $      8,454     $     12,758
                                                                               ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Noncash consideration for acquisition of glove manufacturing business:
     Common stock issued                                                       $       --       $       --       $    412,500
                                                                               ============     ============     ============
     Minimum guaranteed payments                                               $       --       $       --       $    240,000
                                                                               ============     ============     ============


        The accompanying notes are an integral part of these statements.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1. BUSINESS AND ORGANIZATION:

Operations

Worksafe Industries Inc. (formerly Eastco Industrial Safety Corp.) and subsidiaries (the "Company") is a corporation organized and existing under the laws of the State of New York, having been incorporated since May 15, 1958. The Company manufactures limited-use and reusable clothing and safety products sold to distributors for end use by manufacturers, utilities, hospitals, glass handlers and others. Products include headwear, hoods, coveralls, aprons, lab coats, gloves, and suits for handling hazardous materials. Most sales come from disposable apparel made of E.I. DuPont DeNemours Company's Tyvek(R), a spun bonded polyolefin. Products made of Tyvek accounted for approximately 67%, 75% and 63% of net sales for the years ended June 30, 1999, 1998 and 1997, respectively. The Company has sales representatives and independent distributors in the United States and Puerto Rico.

Principles of Consolidation

The consolidated financial statements include the accounts of Worksafe Industries Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less to be cash equivalents.

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

Excess of Cost over Net Assets Acquired

The excess of cost over the net assets of a business acquired in April 1997 is being amortized on a straight-line basis over its estimated useful life of 20 years. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates this asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management believes that there is no impairment of this asset as of June 30, 1999.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. Cash and cash equivalents, receivables, loans payable and long-term debt are reflected in the consolidated balance sheets at amounts considered by management to reasonably approximate their fair value because of their relatively short-term maturities, recent incurrence or because they bear variable interest rates.

Stock-Based Compensation

The Company complies with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied.

Comprehensive Income

During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. For the years ended June 30, 1999, 1998 and 1997, there were no items that gave rise to comprehensive income.

Segment Information

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company is organized and operates in one operating segment, the manufacturing of protective clothing and safety products that are sold to distributors for end use by manufacturers, utilities, hospitals and others. As a result, no segment information has been provided for the years ended June 30, 1999, 1998 or 1997.

Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

Common stock equivalents were excluded from the computation for the year ended June 30, 1997, as the inclusion of their impact would be anti-dilutive. The number of dilutive common share equivalents included in diluted earnings per share was 7,206 and 13,257 for the years ended June 30, 1999 and 1998, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified in order to conform with current year presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999 (subsequently amended by SFAS No. 137, to be effective for all fiscal years beginning after June 15, 2000) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

2.   DISCONTINUED OPERATIONS:

On January 11, 1999, the Company sold its distribution division to Arbill Industries, Inc. ("Arbill"), realizing net cash proceeds of approximately $2,094,000. In addition, the Company also received a $315,000 note receivable. This division specialized in the distribution of industrial safety products manufactured by third parties. The sale resulted in a gain on sale of discontinued operations of approximately $533,000. As a result of this transaction, the Company has reported the operating results, net assets and cash flows of the distribution division as a discontinued operation, with prior years restated.

Summarized financial information for this discontinued operation as of June 30, and for the three fiscal years then ended is as follows:

                                           1999          1998          1997
                                        ----------    ----------    ----------

Net sales                              $ 4,240,767    $9,531,558    $8,081,082
Gross profit                               569,721     1,553,008     1,485,832
Loss from discontinued operations       (1,454,167)     (744,063)     (770,658)
Current assets                             205,142     4,302,161     3,420,313
Total assets                               205,142     4,325,654     3,448,362
Current liabilities                           --       1,109,821       659,599
Net assets of discontinued operations      205,142     3,215,833     2,788,763

3.   INVENTORIES:

Inventories consist of the following at June 30, 1999 and 1998:

                                                1999           1998
                                             ----------     ----------

          Raw materials                      $1,571,734     $1,579,096
          Work-in-process                     1,040,826        802,011
          Finished goods                      1,970,021      3,990,519
                                             ----------     ----------
                        Total                $4,582,581     $6,371,626
                                             ==========     ==========

4.   PROPERTY, PLANT AND EQUIPMENT, NET:

Property, plant and equipment is comprised of the following at June 30, 1999 and 1998:

                                                                                                        Estimated
                                                                                                         Useful
                                                                        1999               1998        Life (Years)
                                                                    -----------        -----------     ------------

          Land                                                      $   382,000        $   382,000           N/A
          Building and leasehold improvements                           867,009            842,967        5 - 40
          Machinery and equipment                                     2,144,065          2,116,208        3 - 10
          Furniture and fixtures                                        159,196            189,198        7 - 10
                                                                    -----------        -----------
                                                                      3,552,270          3,530,373

          Less: Accumulated depreciation and amortization            (1,439,384)        (1,277,189)
                                                                    -----------        -----------
                                                                    $ 2,112,886        $ 2,253,184
                                                                    ===========        ===========

Depreciation and amortization expense for property, plant and equipment for the fiscal years ended June 30, 1999, 1998 and 1997 amounted to $221,939, $213,626 and $129,082, respectively.

5.   INCOME TAXES :

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets based on differences between the financial accounting and income tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

While SFAS No. 109 requires the recognition of a deferred tax asset for the benefit of net operating loss carryforwards, it also requires the recognition of a valuation allowance when it is more likely than not that such benefit will not be realized. As a result of the Company's history of losses, it has recorded a valuation allowance equal to the net deferred tax asset accounts as of June 30, 1999 and 1998.

Deferred income taxes relate to the following temporary differences and carryforwards as of June 30, 1999 and 1998:

                                                                                1999                  1998
                                                                             -----------          -----------
          Deferred tax assets:
             Net operating loss carryforwards                                $ 2,584,000          $ 2,356,000
             Allowance for doubtful accounts and credits                          92,000               79,000
             Tax basis adjustments to inventory                                   89,000              139,000
             Other accruals                                                       22,000                 --
             Accelerated depreciation of property and equipment                     --                  5,000
                                                                             -----------          -----------
                                                                               2,787,000            2,579,000

          Deferred tax liabilities:
             Accelerated depreciation of property and equipment                   55,000                 --
             Other                                                                  --                 18,000
                                                                             -----------          -----------
                                                                                  55,000               18,000
                                                                             -----------          -----------

                 Balance                                                       2,732,000            2,561,000

                 Less: Valuation allowance                                    (2,732,000)          (2,561,000)
                                                                             -----------          -----------

          Net deferred income taxes after valuation allowance                $      --            $      --
                                                                             ===========          ===========

Two wholly-owned Puerto Rico based subsidiaries have been granted exemptions from paying Puerto Rico income taxes under provisions of the Puerto Rico Industrial Tax Exemption Act of 1963, provided such subsidiaries continue to meet the terms and conditions of their grants. One subsidiary's exemption expired June 30, 1999. This subsidiary is in the process of applying for an extension of this exemption. If granted, the extension would be for ten years and would impose an income tax rate of 5% on the taxable income, and may grant the Company a 75% exemption on the corresponding property tax, municipal tax and other taxes. The second subsidiary has received a 90% exemption from Puerto Rico income and property taxes and a 60% exemption from Puerto Rico municipal income taxes until June 2006. These subsidiaries have elected, pursuant to Section 936 of the Internal Revenue Code, to receive credits equivalent to the amount of federal income taxes that would otherwise be due on their income.

The Omnibus Budget Reconciliation Act of 1993 (the "Act") imposes limitations on computing the Possession Tax Credit under Section 936 for tax years beginning after 1993. In addition, the Act makes the 100% dividends received deduction subject to the Alternative Minimum Tax calculation. The Small Business Job Protection Act of 1996 further limits the Possession Tax Credit for years beginning after 2001, with the credit being eliminated in the years beginning after 2005.

Dividends, if paid by the Puerto Rico based subsidiaries, are subject to a withholding tax of 10%. However, no taxes have been provided on their aggregate undistributed earnings (approximately $666,000 at June 30, 1999), as it is management's intention to reinvest such earnings indefinitely.

A reconciliation between the tax provision (benefit) at the federal statutory tax rate and the effective tax rate is as follows:

                                                                                            Years ended June 30,
                                                                                  ----------------- ---------------------

                                                                                     1999           1998           1997
                                                                                  ---------      ---------      ---------
          Income tax benefit at the statutory rate                                $(303,000)     $(166,000)     $(529,000)
          Effect of net operating loss of Puerto Rican subsidiaries for
            which there is no current tax benefit                                   177,000        256,000        172,000
          Effect of domestic net operating loss for which there is no
            current tax benefit                                                     126,000           --          357,000
          Benefit of utilization of net operating loss carryforwards                   --          (90,000)          --
                                                                                  ---------      ---------      ---------

                   Actual income tax expense                                      $    --        $    --        $    --
                                                                                  =========      =========      =========

At June 30, 1999, the Company has net operating loss carryforwards of approximately $6,800,000 for federal income tax purposes. The Company's domestic operations generated taxable income in fiscal 1998, for which it utilized approximately $337,000 of net operating loss carryforwards. Such carryforwards expire from 2005 through 2019. As a result of the private placement offering in June 1996, the amount of the loss carryforwards which can be utilized to offset future taxable income will be limited to approximately $345,000 per year, plus any loss carryforwards incurred after June 30, 1996. However, to the extent such annual limitation is not utilized in any year, it may be further carried forward until the carryforward would have otherwise expired.

6.   LOANS PAYABLE:

Loans payable at June 30, 1999 and 1998 are comprised of borrowings under the Company's line of credit agreement with Congress Financial Corporation ("Congress").

The Company amended and extended its line of credit agreement with Congress during June 1999. The line, which expires in October 2002, provides for borrowings of up to $8,000,000 with interest payable monthly at 3/4% above the prime rate (7.75% at June 30, 1999), plus an unused line fee of 1/4% per year. Additionally, if the Company does not report positive pre-tax income for the fiscal year ending June 30, 2000, the monthly interest rate will be adjusted to 1% above the prime rate. Borrowings are limited to 85% of eligible accounts receivable, as defined, and 55% of eligible inventory, as defined, up to maximum inventory borrowings of $3,600,000. The loans are subject to certain working capital and tangible net worth requirements and are collateralized by all assets of the Company not previously pledged under other loan agreements. The loan agreement prohibits the payment of dividends by the Company. At June 30, 1999, the Company had approximately $123,000 remaining under the line of credit for additional borrowings.

In addition to the loans provided under the line of credit, the Company may also borrow up to $175,000 in supplemental loans until December 31, 1999, of which approximately $114,000 remained available at June 30, 1999. All outstanding amounts related to supplemental loans are payable in full on December 31, 1999.

At June 30, 1999, the Company was not in compliance with the tangible net worth requirement of the line of credit agreement. Congress has since amended such covenant such that the Company is in compliance.

7.   LONG TERM DEBT :

Long term debt is comprised of the following at June 30, 1999 and 1998:

                                                                                                       1999         1998
                                                                                                     --------     --------
          Mortgage payable - interest at 12% per annum, collateralized by land, building
             and personal property (a)                                                               $377,426     $404,985
          Mortgage payable - interest at 11/4% above the prime rate, collateralized by all
             assets of the Puerto Rico subsidiaries (b)                                                29,931      119,725
          Term loan - interest at 11/4% above the prime rate, collateralized by all assets
             of the Company not previously pledged (c)                                                 30,759      123,034
          Guaranteed payments for purchase of glove manufacturing business (d)                        100,167      168,167
          Other                                                                                         9,575         --
                                                                                                     --------     --------
                            Total                                                                     547,858      815,911

                            Less: Current portion                                                     151,411      277,628
                                                                                                     --------     --------

                            Noncurrent portion                                                       $396,447     $538,283
                                                                                                     ========     ========


Maturities of the long-term debt are as follows:

      Year ending June 30:
                  2000                       $151,411
                  2001                         58,942
                  2002                         57,588
                  2003                        279,917
                                             --------
                        Total                $547,858
                                             ========

(a) The mortgage with an original interest rate of 14.0% per annum, and which was due in July 1997, was amended and extended on September 26, 1996. The amendment reduced the annual interest rate to 12.0% commencing July 1, 1997, with monthly payments of $6,223 until July 1, 2002, at which point the remaining balance of approximately $275,000 is payable. In connection with the original mortgage in 1992, the Company issued five-year warrants to acquire 10,833 shares at $30.00 a share. In January 1995, the Company reduced the exercise price to $13.00 and extended the expiration date. These warrants expired during April 1999. Approximately 38% of this mortgage is held by a group of investors which includes the spouse of a certain officer and director, the spouse of another director, a current director, and a past director of the Company. Interest on the mortgage aggregated approximately $47,000, $46,000 and $65,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

(b) The mortgage is payable in 29 monthly principal installments of $7,690 plus interest to October 1, 1999. The funds received were used for the acquisition of the glove manufacturing business.

(c) The term loan is payable in 29 monthly principal installments of $7,483, plus interest to October 1, 1999. The funds received were used for the acquisition of the glove manufacturing business.

(d) This amount is comprised of guaranteed payments to two individuals in connection with the acquisition of the glove manufacturing business. One individual is entitled to 10% of income before taxes, as defined, of the glove manufacturing business for the five-year period commencing July 1, 1997, up to a maximum of $180,000, but in no event less than $18,000 per year, for which the Company accrued the $90,000 minimum payment in 1997. The second individual entered into a consulting agreement with the Company for the three-year period commencing April 17, 1997, which called for a fee of $50,000 per year, payable in monthly installments. The Company accrued the $150,000 required payment in 1997. The $240,000 aggregate minimum payments accrued, which are due regardless of continued employment, were recorded as additional purchase price. No imputed interest was recorded on these payments as the effect would not have been material.

8.   SHAREHOLDERS' EQUITY:

Preferred Stock

On August 12, 1996, the shareholders of the Company approved an amendment to the Company's certificate of incorporation to authorize 1,000,000 shares of preferred stock. As of June 30, 1999, no preferred shares have been issued.

Common Stock

In April 1991, the Company sold, pursuant to a rights offering, 48,007 shares of common stock. In connection therewith, the underwriter was sold a warrant to purchase 4,078 shares of common stock at $53.30 per share, which was exercisable until February 28, 1996. The Company had also borrowed $200,000 with interest at 17% per annum, during February 1991, from five unrelated parties. These loans, including interest, were repaid out of the proceeds of the rights offering. In connection with these loans, the Company issued warrants to purchase 833 shares of common stock, exercisable at $30.00 per share until May 13, 1996. In January 1995, the Company reduced the exercise price of the above warrants to $13.00 and extended their expiration dates. These warrants expired in April 1999.

On April 19, 1994, the Company sold in a public offering, 200,000 units at $20.00 per unit, each consisting of one share of the Company's common stock and one Class A warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $24.00 a share from April 1995 to April 1999. In January 1995, the Company reduced the exercise price to $13.00 a share. In addition, the Company sold to the underwriter for $10 an option, exercisable from April 1995 to April 1999, options to purchase 23,000 additional units at $29.00 per unit, and entered into a two-year consulting agreement with the underwriter at a total cost of $72,000. All the aforementioned warrants and options expired in April 1999.

In October 1996, the Company sold, pursuant to a combination shareholder rights and public offering, 703,591 units at $5.00 per unit, with each unit consisting of one share of common stock and one Class B warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $6.25 per share during the period from one year to three years after the closing date of the offering. These warrants expired subsequent to June 30, 1999. The Company also sold to the offering agent/underwriter, for a total value of $7, warrants to purchase 70,359 units. The warrants are exercisable at $6.00 per unit for four years commencing in October 1997. In addition, the Company entered into a one-year consulting agreement with the offering agent/underwriter for approximately $70,000.

Private Placements

On June 28, 1996, the Company issued, in a private placement, 10 1/2 units at $57,000 a unit, with each unit consisting of 38,000 shares of the Company's common stock. The net proceeds to the Company were approximately $501,000 after fees to the placement agent and other expenses. The proceeds were used to repay a $500,000 bridge loan obtained in May 1996. On July 9, 1996, 3 additional units were sold for net proceeds of approximately $165,000. The Company issued three-year warrants to purchase 2,500 shares of common stock at $10.00 per share in connection with the foregoing transactions, all of which expired subsequent bo June 30, 1999.

Other Warrants

On May 13, 1996, warrants to purchase 9,003 shares of the Company's common stock were granted to each of the Company's then president and two of the vice-presidents, in exchange for their guarantees on over-advances by Congress. The warrants are exercisable until February 23, 2001 at $5.35 per share.

On July 26, 1995, the Company issued to a consulting firm, which was the employer of a then-new director of the Company, a five-year warrant to purchase 12,500 shares of the Company's common stock at $12.50 a share.

In January 1994, a corporate officer/director of the Company purchased a warrant from a prior lender. The warrant is for the purchase of 92,477 shares at $5.62 per share. The expiration date of this warrant was extended from March 31, 1997 until April 11, 1999, and has since been extended until April 11, 2000.

Incentive Stock Option Plans

The Company's 1992 Incentive Stock Option Plan provides for the granting of options for up to 20,000 shares of the Company's common stock to December 2002. At June 30, 1999, options to purchase 300 shares at $27.50 per share are outstanding and exercisable. The Company has agreed not to issue any additional options under this plan.

The Company's 1994 Incentive Stock Option Plan provides for the granting of options for up to 10,000 shares of the Company's common stock to January 2004. At June 30, 1999, options to purchase 8,500 shares at $10.63 per share are outstanding and exercisable.

On August 12, 1996, the shareholders approved the adoption of the 1996 Incentive Stock Option Plan, which provides for the granting of options to key employees for up to 300,000 shares of the Company's common stock until May 2006. As of June 30, 1999, 280,500 stock options were granted to employees at exercise prices ranging from $1.30 to $2.63, of which 131,400 are exercisable. Of these options, 10,000 will vest over the next two years; the remaining options will vest based upon the Company achieving certain sales and income requirements.

Options granted under the incentive stock option plans must be exercised within such periods, as stated in the plans, and in any event, must be exercised no later than 10 years after the date they are granted. The plans provide that the exercise price of the options may not be less than 100% of the fair market value of common stock at the date of grant, or 110% in the case of an incentive stock option granted to any employee owning more than 10% of the voting power of all classes of stock of the Company.

Transactions under the above Incentive Stock Option plans are summarized as follows:

                                                               June 30, 1999        June 30, 1998          June 30, 1997
                                                           --------------------  ---------------------  --------------------
                                                                       Weighted               Weighted              Weighted
                                                                       Average                Average               Average
                                                                       Exercise               Exercise              Exercise
                                                            Shares      Price     Shares       Price     Shares      Price
                                                            ------      -----     ------       -----     ------      -----
          Outstanding at beginning of year                 239,900    $  2.58     241,065     $  2.66      9,665    $ 12.60
             Granted                                        76,200       2.19       1,400        2.58    231,400       2.25
             Forfeited                                      (7,000)      2.50        (400)       2.25       --         --
             Exercised                                      (3,500)      1.30        --          --         --         --
             Expired/Canceled                              (16,300)      2.44      (2,165)      12.08       --         --
                                                           -------    -------    --------     -------   --------    -------

          Outstanding at end of year                       289,300    $  2.66     239,900     $  2.58    241,065    $  2.66
                                                           =======               ========                =======
          Exercisable at end of year                       140,200    $  2.83      68,300     $  3.41     69,065    $  4.30
                                                           =======               ========                =======
          Weighted average fair value of
             options granted                               $  2.04               $   2.34               $   2.06

Other Stock Options

1996 Stock Options

On August 12, 1996, the shareholders approved the adoption of the 1996 Nonqualified Stock Option Plan, which provides for the granting of options for up to 300,000 shares of the Company's stock until August 2006. As of June 30, 1999, 180,000 nonqualified stock options were granted to employees under the 1996 Nonqualified Stock Option Plan at exercise prices ranging from $2.25 - $3.44 per share, of which 97,692 are exercisable at June 30, 1999.

1995 Stock Options

On January 20, 1995, the Board of Directors granted to the Company's then president and two vice-presidents ten-year nonqualified options to purchase 249,708 shares at $5.17 per share, of which 124,854 are exercisable at June 30, 1999. The remainder are exercisable after five years, but may become exercisable sooner upon the Company achieving certain pretax earnings targets.

Other nonqualified options outstanding and exercisable at June 30, 1999, under prior years' grants, aggregate 3,108 shares at exercise prices of $16.88 to $30.00 per share.

Non-qualified stock option activity is summarized as follows:

                                                               June 30, 1999        June 30, 1998          June 30, 1997
                                                          --------------------  ----------------------  --------------------
                                                                      Weighted                Weighted              Weighted
                                                                       Average                Average                Average
                                                                      Exercise               Exercise                Exercise
                                                           Shares      Price      Shares       Price     Shares       Price
                                                           ------      -----      ------       -----     ------       -----
          Outstanding at beginning of year                376,816      $ 3.84    395,816      $  4.17    252,816     $  5.26
             Granted                                       56,000        2.38     21,000         3.44    143,000        2.25
             Forfeited                                       --           --     (32,000)        2.25       --          --
             Expired/Canceled                                --           --      (8,000)        2.25       --          --
                                                          --------     -------   --------     -------   --------     -------

          Outstanding at end of year                       432,816     $ 4.14    376,816      $  3.84    395,816     $  4.17
                                                          ========              ========                ========
          Exercisable at end of year                       225,654     $ 4.10    159,062      $  4.86    156,562     $  4.83
                                                          ========              ========                ========
          Weighted average fair value of
             options granted                              $   1.62              $   3.13                $   2.06


The following table summarizes information about stock options outstanding at June 30, 1999:

                                                     Options Outstanding                      Options Exercisable
                                      -----------------------------------------------      -------------------------
                                         Number            Weighted          Weighted         Number        Weighted
                                      Outstanding           Average           Average      Exercisable       Average
                                           at              Remaining         Exercise           at          Exercise
      Range of Exercise Prices          6/30/99        Contractual Life        Price         6/30/99          Price
      ------------------------          -------        ----------------        -----         -------          -----

     $   1.30   -  $  1.95            21,900           1.18                  $  1.30        21,900          $  1.30
         1.96   -     2.94           419,008           7.71                     2.49       187,600             2.48
         2.95   -     4.43            21,000           8.78                     3.44        21,000             3.44
         4.44   -     6.65           249,708           5.56                     5.11       124,854             5.11
        10.00   -    15.01             8,500           5.56                    10.63         8,500            10.63
        15.02   -    22.52             2,000           6.07                    16.88         2,000            16.88


If the Company had elected to recognize compensation cost for option grants to its employees, officers and directors under the fair value method of SFAS No. 123, rather than continue to apply the provisions of APB Opinion No. 25, net loss and the related per share amounts would have been reported as indicated by the following pro forma amounts:

          Year Ended June 30:           1999                 1998                    1997
          -------------------        -----------         -----------            -------------

          Net loss:
            As reported              $ (892,137)         $  (488,485)           $ (1,391,830)

            Pro forma                (1,220,337)            (649,562)             (1,452,962)

          Basic and diluted net loss per share:
            As reported              $     (.53)         $      (.29)           $       (.98)
            Pro forma                $     (.72)         $      (.39)           $      (1.03)

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       June 30,
                                           -----------------------------------
                                           1999          1998         1997
                                           ----          ----         ----

        Risk-free interest rate            4.86%              6.56%        6.70%
        Expected lives                     6.27                 10           10
        Expected volatility                82.7%              96.2%        80.4%
        Expected dividend yields              0%                 0%           0%

9.   COMMITMENTS AND CONTINGENCIES :

Rent

The Company is obligated through August 2003 under several non-cancelable long-term operating leases covering office, factory and warehouse facilities. Minimum annual rentals under leases are as follows:

          Year Ending June 30:
               2000                      $     130,405
               2001                            141,583
               2002                            150,525
               2003                            155,741
               2004                             26,081
                                         -------------
                   Total                 $     604,335
                                         =============

Rent expense, including month-to-month rentals, was approximately $341,000, $412,000 and $289,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

Employment Agreements

The Company has employment agreements with three of its officers which commenced on July 1, 1995. On March 1, 1997, these officers were appointed to new positions with certain changes to their agreements and two new officers were elected. The following is a summary of these employment agreements as of June 30, 1999:

              Officer                           Expiration Date    Annual Salary

      President (a)                             July 1, 2001         $175,000
      Senior Vice-President (b)                 July 1, 2001         $ 50,000
      Senior Vice-President and Secretary (c)   July 1, 2001         $ 40,000
      Vice-President of Finance                 January 31, 2001     $106,000
      Vice-President of Manufacturing           January 31, 2001     $110,000


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

In addition, should an unrelated party obtain more than 20% of the Company's then outstanding stock, other than by transactions initiated by the Company, the following will occur for three of the officers:

     (a) Each will be paid a bonus equal to their minimum base salary for the next three years

     (b) All rights (options, warrants, etc.) will become immediately vested and exercisable

For the remaining two officers, should a majority of the Board of Directors be replaced, other than by voluntary resignation or their demise, the employees can terminate their agreements within six months of such occurrence and receive a one-time bonus of three times their current salary.

All bonuses for the years ended June 30, 1999, 1998 and 1997 have been waived and the bonuses based on income before taxes and interest have been waived through June 30, 2000.

Stock Buy-Back Plan

On Septebmer 9, 1999, the Company's Board of Directors approved a buy-back plan of up to 320,000 shares of the Company's common stock, to be purchased over the next two years at the discretion of the Company. Congress has authorized the Company to expend up to $400,000 for such purchase. No shares have been purchased to date.

10.   PROFIT SHARING PLAN:

The Company's qualified profit sharing plan for eligible full-time employees includes a 401(k) salary deferral feature that requires a matching contribution from the Company of up to $500 per employee for the 401(k) feature and provides for discretionary profit sharing contributions by the Company, as approved by its Board of Directors. Contribution expense was approximately $ 18,400, $15,700 and $6,900 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

11.  LITIGATION:

At June 30, 1999, the Company, together with a multitude of other defendants, was a defendant in approximately 3,800 lawsuits, in actions by approximately 8,500 first party plaintiffs alleging exposure to asbestos and products containing asbestos sold by the Company over unspecified periods of time.

At June 30, 1999, and since 1981, the Company estimates approximately 4,450 actions on behalf of approximately 16,000 first-party plaintiffs have been instituted against it for asbestos-related claims, and that approximately 650 actions and the claims of approximately 7,500 plaintiffs have been terminated (the foregoing numbers assume the consummation of pending settlements). The Company estimates that, with the exception of defense costs, a total of approximately $ 1,800,000 has been agreed to in settlements to date with regards to the terminated actions on behalf of the Company, of which all but approximately $ 38,000 has been paid by the Company's insurance carriers. At June 30, 1999, the Company had paid less than $40,000 for legal and defense costs, to counsel appointed by the insurance carriers to defend it.

The Company entered into an agreement with its primary insurance carriers, whereby its liability is limited to 12% of the cost of the defense liability and 17% of the settlement claim of certain litigation. The agreement, which is subject to the policy limitations on each insurance policy, may be terminated at any time upon 90 days notice by any of the parties, provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than 12 months from the date the notice is given. In May 1991, the Company reached an agreement with Mount Vernon Fire Insurance Company ("Mount Vernon"), one of its primary insurance carriers, with respect to its pending and future asbestos litigation. Mount Vernon agreed to contribute 6.25% to the Company's defense costs and 6.25% to its indemnity costs for so long a period of time as $100,000 in aggregate has not been paid for indemnity costs. This agreement applies only to the period Mount Vernon provided insurance coverage, which was between April 1, 1968 and April 1, 1969. However, because past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs, and because, as of this date, management is still unable to fully ascertain the extent of insurance coverage, neither management nor counsel is able to predict the outcome of these matters or the range of any potential liability that might result. In addition, based on past history, management believes it is likely that there will be additional asbestos actions against the Company.

The Company is party to other product liability litigation arising in the ordinary course of business for which management feels it has adequate insurance coverage.

After consultation with counsel, the Company considers that its ultimate liability, if any, after available insurance coverage, in the majority of these matters, would not have a material adverse effect upon the Company's financial position. However, there can be no assurances that the Company's insurance coverage will adequately cover these cases, or whether the Company's insurance will provide coverage for punitive damages should they be awarded.

12.  ACQUISITION OF GLOVE MANUFACTURING BUSINESS:

In April 1997, the Company, through Eastco Glove Technologies, Inc. (a newly-formed, wholly-owned subsidiary), acquired all the common stock of Protective Knitting, Inc. ("PKI"), and certain machinery, equipment and inventory from a company related to PKI. The purchase price was approximately $1,387,000, which was recorded as follows:

       Inventory                                           $      139,000
       Machinery and equipment                                    794,000
       Excess of cost over net assets acquired                    454,000
                                                           --------------
                                                           $    1,387,000
                                                           ==============


In connection with this purchase, the Company borrowed $440,000 from Congress, issued 100,000 shares of its common stock valued at approximately $412,000 and agreed to make additional payments to PKI's former owners over the following three to five years, which aggregates at least $240,000. The remaining purchase price, including closing costs, was paid in cash. The acquisition was accounted for as a purchase transaction. The operations of PKI prior to the acquisition were not material in relation to those of the Company.

                                                                     SCHEDULE II


                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                     YEARS ENDED JUNE 30,1999, 1998 AND 1997


-----------------------------------------------------------------------------------------------------------------
             Column A                          Column B              Column C          Column D          Column E
                                                                     Additions
-----------------------------------------------------------------------------------------------------------------
                                              Balance at          Charged to costs                       Balance at
            Description                   beginning of period      and expenses       Deductions (1)   end of period
-----------------------------------------------------------------------------------------------------------------
              1999
              ----
Allowance for doubtful accounts                $75,000                $46,000           $48,000           $73,000
-----------------------------------------------------------------------------------------------------------------
              1998
              ----
Allowance for doubtful accounts                $59,000                $16,000           $  --             $75,000
-----------------------------------------------------------------------------------------------------------------
              1997
              ----
Allowance for doubtful accounts                $87,000                $  --             $28,000           $59,000
-----------------------------------------------------------------------------------------------------------------


(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.


This schedule should be read in conjunction with the accompanying financial statements and notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to Item 4 of the Form 8-K dated June 4, 1998, and filed by EDGAR on June 4, 1998, which is incorporated by reference herein.


                                    PART III

Item 10, Item 11, Item 12 and Item 13 (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, respectively), will be incorporated in the registrant's Proxy Statement to be filed within 120 days of June 30, 1999, and will be incorporated herein by reference.

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The  following   exhibits  are   incorporated   by  reference  to  the
registrant's Registration Statement on Form SB-2 (No. 333-09517), as filed on August 2, 1996, and as amended:

Exhibit       Description of Exhibit
-------       ----------------------
1.01          Form of Standby Agreement (with Royce Investment Group Inc.)
3.01          Certificate of Incorporation, as amended
3.01.1        Certificate of Amendment to Certificate of Incorporation filed
              August 12, 1996
3.01.2        Certificate of Amendment to Certificate of Incorporation dated
              February 15, 1989
3.02          By-Laws
3.02.1        Amendments to By-Laws adopted September, 1996
4.05          Form of Class B Warrant Certificate (filed as Exhibit 4.04)
4.06          Form of Warrant Agency Agreement for Class B Warrants between the registrant and American Stock Transfer and Trust Co.  (filed as Exhibit 4.05)
4.07          Form of Underwriters (Royce Investment Group Inc.)  Warrant
              filed as Exhibit 4.06)
10.01         Employment Agreement with Alan Densen,
              dated as of July 1, 1995
10.02         Employment Agreement with Lawrence Densen,
              dated as of July 1, 1995
10.03         Employment Agreement with Anthony Towell,
              dated as of July 1, 1995
10.05         Amendment to Financing Agreements with Congress dated July,
              1996
10.07         Form of Modification Agreement to Employment Agreements with
              Alan Densen, Lawrence Densen and Anthony Towell and Waiver
99.01         1996 Incentive Stock Option Plan
              as amended to date
99.02         1996 Non-Qualified Stock Option Plan
              as amended to date
99.03         Form of Warrants  held by Anthony  Towell  dated  January 31, 1994
              (and whose exercise date has been extended to October 10, 1999)
99.04         Form of Option Agreements Granted as of
              January 20, 1995, with Alan Densen, Anthony
              Towell and Lawrence Densen
99.06         Product liability primary insurance
              coverage for asbestos
99.07         Product liability excess insurance
              coverage for asbestos
99.08         Insurance coverage for Puerto Rico
              Safety Equipment Corporation for asbestos
99.09         Defense and indemnity agreement dated March 26, 1990
99.10         Defense and indemnity agreement dated May, 1991
99.11         Letters between L'Abbate & Balkan, counsel for Eastco
              and Wilentz, Goldman & Spitzer, counsel for plaintiffs' attorneys, dated February 3, 1994, and March 14, 1994, respectively, with respect to settlement of New York cases

     The following exhibits are incorporated by reference to Worksafe's annual reports on Form 10K for the periods indicated:

For the year ended June 30, 1991:
---------------------------------
10.04 Accounts Financing Agreement (Security Agreement), Covenants Supplement to Accounts Financing Agreement (Security Agreement), Inventory Loan Agreement and Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement (Security Agreement) executed as of October 1, 1991, with Congress (filed as Exhibit 10.1)

For the year ended June 30, 1993:
---------------------------------
10.06 Exemption of Puerto Rico Safety Equipment Corporation with respect to Puerto Rico taxes as amended to date

For the year ended June 30, 1998:
---------------------------------

99.05         Asbestos litigation as of June 30, 1998

              The following exhibits are incorporated by reference to Worksafe's Form 10- QSB for the quarterly period ended March 31, 1997:

10.01.1       Modification to employment  agreement with Alan Densen dated March
              1, 1997

10.02.1 Modification to employment agreement with Lawrence Densen dated March 1, 1997

10.03.1 Modification to employment agreement with Anthony Towell dated March 1, 1997

10.08 Stock Exchange Agreement among Eastco Glove Technologies Inc., Eastco Industrial Safety Corp., Steven Robins and Phillip Robins dated April 17, 1997

10.09         Asset Purchase Agreement among PR Industries Inc., Steven
              Robins, Phillip Robins, Eastco Glove technologies Inc. and Eastco Industrial Safety Corp., dated April 17, 1997

10.10         Voting Trust agreement among Eastco  Industrial Safety Corp., Alan
              E. Densen, Anthony Towell, Lawrence Densen, Steven Robins and Phillip Robins dated April 17, 1997

10.11         Employment  agreement with Arthur  Wasserspring  dated February 1,
              1997

10.12         Employment agreement with Richard Boyen dated February 1, 1997

10.13 Amendment #8 to Financing Agreements with Congress Financial Corp. dated April 17, 1997

     The following exhibit is incorporated by reference to Worksafe's Form 10-Q for the quarterly period ending September 30, 1998:

99.05.01 Asbestos litigation commenced during the quarterly period ending September 30, 1998

         The following exhibits are incorporated by reference to Worksafe's Form 10- Q for the quarterly period ending December 31, 1998:

3.01.3 Certificate of Amendment to Certificate of Incorporation filed December 17, 1998

99.06.0 (Also referred to as 99.06.02) Asbestos litigation commenced during the quarterly period ending December 31, 1998

         The following exhibit is incorporated by reference to Worksafe's Form 10-Q for the quarterly period ending March 31, 1999:

99.06.3 Asbestos litigation commenced for the quarterly period ending March 31, 1999

     The following exhibits are incorporated by reference to Worksafe's form 8-K filed on January 26, 1999:

10.14 Asset Purchase Agreement between the registrant and Arbill Industries Inc. dated December 14, 1998 (without exhibits and schedules)

10.15         Amendment Number 9 to line of credit agreement with Congress

         The following exhibits are annexed hereto:

4.01          Form of  Common  Stock  Certificate

10.16         Amendment Number 10 to line of credit agreement with Congress

10.17         Amendment Number 11 to line of credit agreement with Congress

21.01         Subsidiaries  of the Registrant

27.01         Financial Data Schedule

99.12 Asbestos Litigation commenced during the quarterly period ending June 30, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WORKSAFE INDUSTRIES INC.


                         By: /s/ LAWRENCE DENSEN          Date: October 12, 1999
                             ------------------------
                             LAWRENCE DENSEN
                             President and Chief Executive Officer


                         By: /s/ ARTHUR J. WASSERSPRING   Date: October 12, 1999
                             -------------------------
                             ARTHUR J. WASSERSPRING
                             Vice President of Finance and
                             Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         By: /s/ LAWRENCE DENSEN          Date: October 12, 1999
                             ------------------------
                             LAWRENCE DENSEN
                             Director


                         By: /s/ ALAN DENSEN              Date: October 12, 1999
                             ------------------------
                             ALAN DENSEN
                             Director

                         By: /s/ CHARLES HOLZBERG         Date: October 12, 1999
                             ------------------------
                             CHARLES HOLZBERG
                             Director

                         By: /s/ MARTIN FLEISHER          Date: October 12, 1999
                             ------------------------
                             MARTIN FLEISHER
                             Director

                         By: /s/ ANTHONY P. TOWELL        Date: October 12, 1999
                             ------------------------
                             ANTHONY P. TOWELL
                             Director

                         By: /s/ JAMES A. FAVIA           Date: October 12, 1999
                             ------------------------
                             JAMES A. FAVIA
                             Director

                         By: /s/ BRUCE FRIEDMAN           Date: October 12, 1999
                             ------------------------
                             BRUCE FRIEDMAN
                             Director