Form 10-Q
period 1999-09-30
WORKSAFE INDUSTRIES INC
filed 1999-11-15
CIK 31079

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20459


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                            COMMISSION FILE # 1-06855


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

                                 (631) 427-1802
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES X           NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at September 31, 1999
Common Stock, par value                               1,686,579
$.12 per share

                         PART I - FINANCIAL INFORMATION

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30,      June 30,
                                                        1999             1999
                  ASSETS                             (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                         $    33,884     $   129,352
   Accounts receivable - (less allowance
     for doubtful accounts of $75,000 at
     September 30, 1999, and $72,500 at
     June 30, 1999)                                    3,450,760       3,485,813

   Inventories                                         6,195,336       4,582,581

   Other current assets                                  633,117         812,868

   Net assets of discontinued operations                 109,998         205,142
                                                     -----------     -----------

     Total current assets                             10,423,095       9,215,756

Property, plant and equipment, net                     2,103,590       2,112,886

Excess of cost over net assets acquired                  397,847         403,547
Other assets                                              67,618          73,832
                                                     -----------     -----------

                  Total assets                       $12,992,150     $11,806,021
                                                     ===========     ===========


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                  September 30,       June 30,
                                                      1999             1999
                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Loans payable                                  $  5,995,823     $  5,698,642
   Current maturities of long-term debt                 94,334          151,411
   Accounts payable                                  3,281,431        2,289,220
   Accrued expenses and other liabilities              292,735          226,580
                                                  ------------     ------------

     Total current liabilities                       9,664,323        8,365,853


LONG-TERM DEBT                                         382,099          396,447
                                                  ------------     ------------

     Total liabilities                              10,046,422        8,762,300

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares;
     no shares issued and outstanding
   Common stock, $.12 par value;
     authorized 20,000,000 shares;
     issued and outstanding 1,686,579
     shares                                            202,390          202,390

   Additional paid-in capital                        9,844,338        9,844,338
   Accumulated deficit                              (7,101,000)      (7,003,007)
                                                  ------------     ------------

     Total shareholders' equity                      2,945,728        3,043,721
                                                  ------------     ------------

     Total liabilities
      and shareholders' equity                    $ 12,992,150     $ 11,806,021
                                                  ============     ============


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended September 30,
                                                      1999            1998
                                                  (Unaudited)     (Unaudited)

NET SALES                                         $ 5,787,162     $ 5,667,936

COST OF GOODS SOLD                                  4,798,138       4,780,754
                                                  -----------     -----------

  Gross profit                                        989,024         887,182

SELLING, GENERAL & ADMINISTRATIVE EXPENSES            953,315         799,537
                                                  -----------     -----------

INCOME FROM OPERATIONS                                 35,709          87,645

OTHER INCOME, net                                     (12,127)        (12,651)

INTEREST EXPENSE                                      145,829         130,724
                                                  -----------     -----------

LOSS FROM CONTINUING OPERATIONS                       (97,993)        (30,428)

LOSS FROM DISCONTINUED OPERATIONS                         -0-        (253,395)
                                                  -----------     -----------

  Net loss                                        $   (97,993)    $  (283,823)
                                                  ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE:

  Loss from continuing operations                 $      (.06)    $      (.02)
  Loss from discontinued operations                       -0-            (.15)
                                                  -----------     -----------
  Net loss                                        $      (.06)    $      (.17)
                                                  ===========     ===========

  Weighted average number of
   common shares outstanding
  Basic and diluted                                 1,686,579       1,683,079
                                                  ===========     ===========



See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                             September 30
                                                          1999           1998
                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                $   (97,993)   $   (30,428)
  Adjustment to reconcile net loss from
   continuing operations to net cash (used
   in) provided by operating activities:
       Depreciation and amortization                      75,200         60,922
       Provision for losses on accounts receivable           216            600
           Net changes in assets and liabilities:
             Accounts receivable                          34,837        102,784
             Inventories                              (1,612,755)       517,828
             Other current assets                        179,751         88,784
             Other assets                                  6,214          9,367
             Accounts payable                            992,211       (475,630)
             Accrued expenses and other liabilities       66,155        (68,508)
                                                     -----------    -----------
  Net cash (used in) provided by
        operating activities                            (356,164)       205,719
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment           (60,204)       (28,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments of long-term debt                    (71,425)       (69,102)
         Borrowings under line of credit agreement     6,481,886      8,392,395
         Repayments under line of credit agreement    (6,184,705)    (8,554,983)
                                                     -----------    -----------
Net cash provided by (used in) financing
         activities                                      225,756       (231,690)
                                                     -----------    -----------

Net cash used in continuing operations                  (190,612)       (54,371)
Net cash provided by (used in)
         discontinued operations                          95,144       (110,359)
                                                     -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (95,468)      (164,730)
CASH AND CASH EQUIVALENTS, beginning of period           129,352        223,125
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $    33,884    $    58,395
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                        $   150,483    $   151,223
                                                     ===========    ===========
     Income taxes                                    $     1,405    $     5,680
                                                     ===========    ===========

See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Worksafe Industries Inc. and subsidiaries ("Worksafe") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated balance sheet as of September 30, 1999 and the related statements of operations and cash flows for the three months ended September 30, 1999 and 1998.

The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results for the entire year.

The summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of Worksafe at June 30, 1999, and included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

2. Inventories

                                    September 30,       June 30,
                                        1999             1999
     Raw material                    $2,036,500       $1,571,734
     Work-in-process                    750,069        1,040,826
     Finished goods                   3,408,767        1,970,021
                                     ----------       ----------
     Total                           $6,195,336       $4,582,581
                                     ==========       ==========

3. Litigation

Worksafe is a party to various asbestos lawsuits alleging damages from exposure to asbestos products previously sold by Worksafe. Refer to Part II, Other Information, Item I "Legal Proceedings" in this form 10-Q as well as Note 11 to the June 30, 1999, Audited Consolidated Financial Statements regarding the asbestos litigation.

4. Net Loss Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts are computed by reflecting potential dilution from the exercise of stock options. As there were no dilutive securities for the quarters ended September 30, 1999 or 1998, no reconciliation is presented herein.

5. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all non-owner changes in equity (or other comprehensive income). Comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the quarters ended September 30, 1999 and 1998, Worksafe's operations did not give rise to items included in comprehensive income which were not already included in net income. Therefore, Worksafe's comprehensive income is the same as its net income for all periods presented.

6. Discontinued Operations

During fiscal 1999, Worksafe sold certain assets (including inventory and certain fixed assets) of its distribution division to Arbill Industries, Inc. ("Arbill"). As a result of this transaction, the operating results of this division have been classified as discontinued operations, with the prior year restated.

Summarized financial information for the discontinued operation is as follows:

                                      Three Months Ended
                                         September 30,

                                    1999                1998

Net Sales                            --             $2,332,327
Cost of Sales                        --              1,933,964
Gross Profit                         --                398,363
Expenses                             --                651,758
Net Loss                             --             $ (253,395)

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Other Consideration

From time to time, information provided by Worksafe or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward-looking information. Any statements may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" and similar expressions are intended to identify forward-looking statements. Worksafe's actual future results may differ materially from those projections or statements made in such forward-looking information as a result of various risks and uncertainties, including, but not limited to, the following:

Worksafe, since its fiscal year ended June 30, 1991 with the exception of fiscal years 1996 and 1995, has had a history of significant losses. There can be no assurances that Worksafe will be profitable or will not incur losses in the future.

Worksafe is dependent upon its revolving line of credit with Congress Financial Corporation ("Congress"). In the event that Worksafe is unable to comply with its obligations to Congress, Worksafe's indebtedness could be declared immediately due and payable and in certain cases Worksafe's assets could be foreclosed upon. There can be no assurances that there will be other sources of financing for Worksafe, if required.

Worksafe is a party to numerous cases with respect to asbestos litigation and additional asbestos actions which continue to be brought against it. To date, Worksafe believes that its insurance coverage has been adequate for those actions previously terminated, but there can be no assurances that such coverage will continue to be adequate in the future. There can be no assurances that asbestos litigation will not have an adverse affect upon Worksafe. See Item 1 of
Part II of this Form 10-Q.

Worksafe has competitors that have greater financial, management, sales and technical resources than Worksafe. Worksafe's success also depends to a significant degree on the contributions of its key management. The loss of services of one or more key members of management could have an adverse affect upon Worksafe. Worksafe is also dependent upon Dupont which supplies Worksafe with Tyvek (R) which is used for various lines of Worksafe's limited-use products. Management believes that its current relationship with Dupont is satisfactory. Worksafe is a party to a Garment Manufacturer & Seller License Agreement with Dupont, pursuant to which Dupont provides Worksafe with nonwoven fabric under its trademark. This agreement, subject to its terms, continues in effect until January 31, 2000. Management expects that based upon its past relationship with Dupont, although there can be no assurances, that this agreement will be extended. Loss of Dupont as a supplier of Tyvek (R) would have a material adverse effect on Worksafe's operations. Worksafe is also required to maintain substantial inventory for its customers who require products on short notice. There can be no assurances that Worksafe will be able to maintain sufficient inventory or that Worksafe will not return to periods where there is not sufficient working capital to maintain its inventory to meet the needs of its customers.

Worksafe also enjoys the benefits of various tax incentives with respect to its operations in Puerto Rico. As Puerto Rico's tax exemptions are reduced or expire, Worksafe may be required to pay taxes on income earned in Puerto Rico. Worksafe is unable to predict the amount of such impact after such exemptions are reduced or expire.

Due to the foregoing, the market price of Worksafe's Common Stock may be volatile at times in response to fluctuations of Worksafe's operating results, changes in analyst earnings estimate, market conditions as well as general conditions and other factors general to Worksafe.

Continuing Operations

Worksafe's continuing operations now consist entirely of its manufacturing segment which produces limited-use and reusable industrial apparel and protective knit gloves. Worksafe maintains facilities for warehousing and production in Puerto Rico, Alabama, Mexico (a contractor), Texas, California, Louisiana and Minnesota.

The accompanying financial statements have been restated to reflect the former distribution division as a discontinued operation and Management's Discussion and Analysis addresses only the continuing operations.

Results of Operations

Net sales for the three months ended September 30, 1999 were $5,787,000 as compared to $5,668,000 for the three months ended September 30, 1998, an increase of 2.1%. This increase was due to increased levels of available inventory and additional sales of more profitable items sold along with core products.

Worksafe's gross margin increased to 17.1% for the first quarter of fiscal 2000 from 15.7% for the same quarter in fiscal 1999. This increase is also due to the increased production levels in Mexico at lower costs for products previously produced in Alabama and Puerto Rico.

Selling, general and administrative expenses for the quarter ended September 30, 1999 were $953,000 (or 16.5% of sales) as compared to $800,000 (or 14.1% of sales) for the same period in the prior year. This increase, both in amount and as a percentage of sales, was due to increased freight rates which took effect in January 1999, increased advertising programs and increased commissions and salaries during the period.

Interest expense was $146,000 for the first quarter of fiscal 2000, an increase of $15,000 when compared to the same quarter of fiscal 1999. This increase was principally due to higher average borrowings from Congress

Financial Corporation.

Liquidity and Capital Resource

Worksafe had working capital inclusive of net assets from discontinued operations as of September 30, 1999 of $759,000 as compared to $850,000 as of June 30, 1999. A substantial portion of Worksafe's working capital consists of inventory, which was $6,195,000 and $4,583,000 as of September 30, 1999 and June 30, 1999, respectively. The increase in inventory at September 30, 1999 was needed to meet the demands of Worksafe's customers for continuing sales growth opportunities. Worksafe believes that its current working capital position will be sufficient to satisfy its needs for the next twelve months.

The amounts outstanding under Worksafe's loan agreement with Congress Financial Corporation at September 30 and June 30, 1999, were $5,996,000 and $5,699,000, respectively. As of September 30, 1999, the Company had $29,000 available, including additional borrowings of $175,000 allowed until December 31, 1999, based on its formula with Congress.

Net cash used in operating activities was principally a result of an increase in inventories, which was partially offset by an increase in accounts payable and a decrease in other current assets. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows provided by financing activities were principally from Worksafe's loan agreement with Congress Financial Corporation.

At the present time, Worksafe, together with a variety of defendants, is party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products previously sold. Worksafe may become a party to additional asbestos-related actions in the future. Worksafe is also party to other non-asbestos-related litigation. Worksafe cannot, at this time, determine the outcome of this uncertainty. To date, Worksafe's insurance coverage has been adequate and Worksafe's costs relative to asbestos litigation against it has not been material.

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

Worksafe's internal computing systems are primarily limited to hardware and software for its financial systems, such as general ledger, accounts receivable and accounts payable systems, and word processing. Worksafe believes that it could replace any of its software or systems, if necessary, quickly and at a reasonable expense.

Worksafe has completed its internal review with respect to Year 2000 issues. Worksafe does not believe Year 2000 issues, within its internal information systems, will have a material adverse effect on the Company's business, financial condition or results of operations. Worksafe believes that its internal computer systems used are currently Year 2000 compliant.

Worksafe has completed its review of the Year 2000 readiness of its customers and vendors and believes, based upon such review, that such parties should not cause a material disruption in the Company's business due to Year 2000 issues.

To date, the cost of the Company's Year 2000 assessment and compliance efforts has not been material to Worksafe's results of operations or liquidity. The Company is not aware, at this time, of any Year 2000 non-compliance that will materially affect the Company.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended September 30, 1999 approximately 872 asbestos actions involving approximately 2015 plaintiffs were instituted against Worksafe and Puerto Rico Safety Equipment Corporation. The actions are all pending in the Supreme Court of the State of New York within the City of New York and involve a multitude of defendants. They are either actions, pursuant to standard complaints, for personal injury or wrongful death setting forth a number of causes of action in amounts of up to $10,000,000 for compensatory damages and $10,000,000 for punitive damages. All of the foregoing actions have been submitted to Worksafe's and Puerto Rico Safety Equipment Corporation's insurance carriers for defense. A schedule of these cases is annexed hereto as Exhibit
99.13. Reference is also made to Item 3 of Worksafe's Form 10-K for June 30, 1999 regarding asbestos actions against Worksafe and its insurance coverage.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     99.13 Schedule of asbestos actions filed against the Company and Puerto Rico Safety Equipment Corporation during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 1999

                                        WORKSAFE INDUSTRIES INC.

                                        By: /s/ LAWRENCE DENSEN
                                            -------------------
                                            LAWRENCE DENSEN, PRESIDENT
                                            & CHIEF EXECUTIVE OFFICER

                                        By: /s/ ARTHUR J. WASSERSPRING
                                            --------------------------
                                            ARTHUR J. WASSERSPRING,
                                            VICE PRESIDENT OF FINANCE/
                                            CHIEF FINANCIAL OFFICER