Form 10-Q
period 1999-12-31
WORKSAFE INDUSTRIES INC
filed 2000-02-14
CIK 31079

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20459

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                            COMMISSION FILE # 1-06855

                            WORKSAFE INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

       NEW YORK                                                       11-1874010
(State or other jurisdiction o                                 (Employer I.D. #)
incorporation or organization)

               130 West 10th Street, Huntington Station, NY 11746
              (Address of principal executive offices and zip code)

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

Class                                           Outstanding at December 31, 1999
Common Stock, par value                                     1,686,579
$.12 per share

                         PART I - FINANCIAL INFORMATION

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,      June 30,
                                                         1999             1999
                  ASSETS                              (Unaudited)

CURRENT ASSETS:
         Cash and cash equivalents                    $    46,948    $   129,352
         Accounts receivable - (less allowance
           for doubtful accounts of $88,800 at
           December 31, 1999, and $72,500 at
           June 30, 1999)                               3,516,438      3,485,813

         Inventories                                    6,519,382      4,582,581

         Other current assets                             624,267        812,868

         Net assets of discontinued operations             19,547        205,142
                                                      -----------    -----------

                  Total current assets                 10,726,582      9,215,756

Property, plant and equipment, net                      2,069,036      2,112,886

Excess of cost over net assets acquired                   392,147        403,547
Other assets                                               54,450         73,832
                                                      -----------    -----------

                  Total assets                        $13,242,215    $11,806,021
                                                      ===========    ===========


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   December 31,         June 30,
                                                       1999                1999
                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Loans payable                             $  6,125,250    $  5,698,642
         Current maturities of long-term debt            67,986         151,411
         Accounts payable                             3,570,255       2,289,220
         Accrued expenses and other liabilities         226,074         226,580
                                                   ------------    ------------

                  Total current liabilities           9,989,565       8,365,853


LONG-TERM DEBT                                          367,143         396,447
                                                   ------------    ------------

                  Total liabilities                  10,356,708       8,762,300

SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value;
           authorized 1,000,000 shares;
           no shares issued and outstanding
         Common stock, $.12 par value;
           authorized 20,000,000 shares;
           issued and outstanding 1,686,579
           shares                                       202,390         202,390

         Additional paid-in capital                   9,844,338       9,844,338
         Accumulated deficit                         (7,161,221)     (7,003,007)
                                                   ------------    ------------

                  Total shareholders' equity          2,885,507       3,043,721
                                                   ------------    ------------

                  Total liabilities
                   and shareholders' equity        $ 13,242,215    $ 11,806,021
                                                   ============    ============


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended December 31,
                                                   1999                    1998
                                                  (Unaudited)        (Unaudited)

NET SALES                                          $ 6,148,743      $ 5,936,398

COST OF GOODS SOLD                                   5,041,395        5,095,129
                                                   -----------      -----------

  Gross profit                                       1,107,348          841,269

SELLING, GENERAL & ADMINISTRATIVE EXPENSES             989,320          746,560
                                                   -----------      -----------

INCOME FROM OPERATIONS                                 118,028           94,709

OTHER EXPENSE (INCOME), net                             16,922           (2,524)

INTEREST EXPENSE, net                                  161,327          121,244
                                                   -----------      -----------

LOSS FROM CONTINUING OPERATIONS                        (60,221)         (24,011)

LOSS FROM DISCONTINUED OPERATIONS                          -0-         (735,342)

NET GAIN FROM SALE OF
 DISCONTINUED OPERATIONS                                   -0-          532,972
                                                   -----------      -----------

  Net loss                                         $   (60,221)     $  (226,381)
                                                   ===========      ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

  Loss from continuing operations                  $      (.03)     $      (.01)
  Loss from discontinued operations                        -0-             (.44)
  Gain from sale of discontinued operations                -0-              .32
                                                   -----------      -----------
  Net loss                                         $      (.03)     $      (.13)
                                                   ===========      ===========

  Weighted average number of
   common shares outstanding
  Basic and diluted                                  1,686,579        1,683,079
                                                   ===========      ===========



See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Six Months Ended December 31,
                                                     1999                 1998
                                                  (Unaudited)        (Unaudited)

NET SALES                                          $ 11,935,905    $ 11,604,334

COST OF GOODS SOLD                                    9,839,533       9,875,883
                                                   ------------    ------------

  Gross profit                                        2,096,372       1,728,451

SELLING, GENERAL & ADMINISTRATIVE EXPENSES            1,942,635       1,546,097
                                                   ------------    ------------

INCOME FROM OPERATIONS                                  153,737         182,354

OTHER EXPENSE (INCOME), net                               4,795         (15,175)

INTEREST EXPENSE, net                                   307,156         251,968
                                                   ------------    ------------

LOSS FROM CONTINUING OPERATIONS                        (158,214)        (54 439)

LOSS FROM DISCONTINUED OPERATIONS                           -0-        (988,737)

NET GAIN FROM SALE OF
 DISCONTINUED OPERATIONS                                    -0-         532,972
                                                   ------------    ------------

  Net loss                                         $   (158,214)   $   (510,204)
                                                   ============    ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

  Loss from continuing operations                  $       (.09)   $       (.03)
  Loss from discontinued operations                         -0-            (.59)
  Gain from sale of discontinued operations                 -0-             .32
                                                   ------------    ------------
  Net loss                                         $       (.09)   $       (.30)
                                                   ============    ============

  Weighted average number of
   common shares outstanding
   Basic and diluted                                  1,686,579       1,683,079
                                                   ============    ============


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                      December 31,
                                                                 1999              1998
                                                              (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                         $   (158,214)   $    (54,439)
  Adjustment to reconcile net loss from
   continuing operations to net cash used
   in operating activities:
       Depreciation and amortization                               152,600         132,640
       Provision for losses on accounts receivable                  20,132             -0-
           Net changes in operating assets and liabilities:
             Accounts receivable                                   (50,757)         81,275
             Inventories                                        (1,936,801)      1,205,150
             Other current assets                                  188,601          95,437
             Other assets                                           19,382           3,371
             Accounts payable                                    1,281,035      (1,438,792)
             Accrued expenses and other liabilities                   (506)       (178,898)
                                                              ------------    ------------
  Net cash used in operating activities                           (484,528)       (154,256)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                     (97,350)        (71,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments of long-term debt                             (112,729)       (138,403)
         Borrowings under line of credit agreement              12,998,249      16,866,542
         Repayments under line of credit agreement             (12,571,641)    (17,054,141)
                                                              ------------    ------------
Net cash provided by (used in) financing
         activities                                                313,879        (326,002)
                                                              ------------    ------------

Net cash used in continuing operations                            (267,999)       (551,679)
Net cash provided by discontinued operations                       185,595         387,691
                                                              ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (82,404)       (163,988)
CASH AND CASH EQUIVALENTS, beginning of period                     129,352         223,125
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                      $     46,948    $     59,137
                                                              ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                 $    315,366    $    522,636
                                                              ============    ============
     Income taxes                                             $      3,205    $        962
                                                              ============    ============

See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Worksafe Industries Inc. and subsidiaries ("Worksafe") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated balance sheet as of December 31, 1999 and the related statements of operations and cash flows for the three and six months ended December 31, 1999 and 1998.

The results of operations for the three and six months ended December 31, 1999 and 1998 are not necessarily indicative of the results for the entire year.

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

2.   Inventories

                                                 December 31,           June 30,
                                                       1999                1999

Raw materials                                    $1,929,226           $1,571,734
Work-in-process                                   1,019,041            1,040,826
Finished goods                                    3,571,115            1,970,021
                                                 ----------           ----------
  Total                                          $6,519,382           $4,582,581
                                                 ==========           ==========

3.   Litigation

Worksafe is a party to various asbestos lawsuits alleging damages from exposure to asbestos products previously sold by Worksafe. Refer to Part II, Other Information, Item I "Legal Proceedings" in this form 10-Q as well as Worksafe's Form 10-Q for the three months ended September 30, 1999, and Note 11 to the June 30, 1999, Audited Consolidated Financial Statements regarding the asbestos litigation.

4.   Income (Loss) Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts are computed by reflecting potential dilution from the exercise of stock options. As there were no dilutive securities for the quarters ended September 30 and December 31, 1999 or 1998, no reconciliation is presented herein.

5.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all non-owner changes in equity (or other comprehensive income). Comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the three and six months ended December 31, 1999 and 1998, Worksafe's operations did not give rise to items included in comprehensive income which were not already included in net income. Therefore, Worksafe's comprehensive income is the same as its net income for all periods presented.

6.   Derivitive Instruments

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

7.   Discontinued Operations

During fiscal 1999, Worksafe sold certain assets (including inventory and certain fixed assets) of its distribution division to Arbill Industries, Inc. As a result of this transaction, the operating results of this division for the three and six month periods ended December 31, 1999 have been classified as discontinued operations.

Summarized financial information for the discontinued operation is as follows:

                          Six Months Ended
                            December 31,

                       1999                1998

Net Sales                -             $ 4,240,767
Cost of Sales            -               3,671,046
Gross Profit             -                 569,721
Expenses                 -               1,558,458
Net Loss                 -             $  (988,737)

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

Worksafe is a party to numerous cases with respect to asbestos litigation and additional asbestos actions which continue to be brought against it. To date, Worksafe believes that its insurance coverage has been adequate for those actions previously terminated, but there can be no assurances that such coverage will continue to be adequate in the future. There can be no assurances that asbestos litigation will not have an adverse affect upon Worksafe. See Item 1 of
Part 2 of this Form 10-Q.

Worksafe has competitors that have greater financial, management, sales and technical resources. Worksafe's success also depends to a significant degree on the contributions of its key management. The loss of services of one or more key members of management could have an adverse affect upon Worksafe. Worksafe is also dependent upon Dupont which supplies Worksafe with Tyvek (R) which is used for various lines of Worksafe's limited-use products. Management believes that its current relationship with Dupont is satisfactory. Worksafe is a party to a certain Garment Manufacturer & Seller License Agreement with Dupont, pursuant to which Dupont provides Worksafe with nonwoven fabric under its trademark. This agreement, subject to its terms, continues in effect until February 15, 2000. Worksafe is in the final stages of negotiation to extend this agreement for another two years and anticipates that this will be finalized shortly. Worksafe is also required to maintain substantial inventory for its customers who require products on short notice. There can be no assurances that Worksafe will be able to maintain sufficient inventory or that Worksafe will not return to periods where there is not sufficient working capital to maintain its inventory to meet the needs of its customers.

Worksafe also enjoys the benefits of various tax incentives with respect to its operations in Puerto Rico. As Puerto Rico's tax exemptions are reduced or expire, Worksafe may be required to pay taxes on income earned in Puerto Rico. Worksafe is unable to predict the amount of such impact after such exemptions are reduced or expire.

Due to the foregoing, the market price of Worksafe's Common Stock may be volatile at times in response to fluctuations of Worksafe's operating results, changes in analyst earnings estimate, market conditions as well as general conditions and other factors.

Continuing Operations

Worksafe's continuing operations now consist entirely of its manufacturing segment which produces disposable and reusable industrial apparel and protective knit gloves. Worksafe maintains facilities for warehousing and production in Puerto Rico, Alabama, Mexico (a contractor), Texas, California, Louisiana and Minnesota.

The accompanying fiscal 1999 financial statements have been restated to reflect the former distribution division as a discontinued operation and Management's Discussion and Analysis addresses only the continuing operations.

Results of Operations

Net sales for the three months ended December 31, 1999 were $6,149,000 as compared to $5,936,000 for the three months ended December 31, 1998, an increase of 3.6%. Net sales for the six months ended December 31, 1999, were $11,936,000 as compared with sales for the same period ended the prior year of $11,604,000, an increase of 2.9%. These increases were due to increased levels of available inventory as well as additional sales of higher priced, more profitable products.

Worksafe's gross margin increased to 18.0% for the second quarter of fiscal 2000, from 14.2% for the same quarter in fiscal 1999. For the six months ended December 31, 1999, Worksafe's gross margin was 17.6% as compared to 14.9% for the six months ended December 31, 1998. These increases were due to the increased production levels in Mexico at lower costs for products previously produced in Alabama and Puerto Rico as well as sales of more profitable products.

Selling, general and administrative expenses for the quarter ended December 31, 1999, were $989,000 (or 16.0% of sales) as compared to $747,000 (or 12.6% of sales) for the same period in the prior year. These expenses for the six months ended December 31, 1999 were $1,943,000 (or 16.3% of sales) and $1,546,000 (or
13.3% of sales) for the same period in the prior year. These increases, both in amount and as a percentage of sales, were due to increased freight rates which took effect in January 1999, increased advertising programs and increased commissions and salaries.

Interest expense was $161,000 for the second quarter of fiscal 2000, an increase of $40,000 when compared to the same quarter of fiscal 1999. For the six months ended December 31, 1999, interest expense was $307,000, an increase of $55,000 over the same period in the prior year. This increase was due to higher average borrowings from Congress.

Liquidity and Capital Resource

Worksafe had working capital inclusive of net assets from discontinued operations as of December 31, 1999 of $737,000 as compared to $850,000 as of June 30, 1999. A substantial portion of Worksafe's working capital consists of inventory, which was $6,519,000 and $4,583,000 as of December 31, 1999, and June 30, 1999, respectively. The increase in inventory at December 31, 1999 was needed to meet the demands of Worksafe's customers for continuing sales growth opportunities. Worksafe's open orders have steadily risen from $1,200,000 at December 31, 1999 to $2,100,000 as of February 10, 2000. Worksafe believes that its current working capital position will be sufficient to satisfy its needs for the next twelve months.

The amounts outstanding under Worksafe's loan agreement with Congress at December 31 and June 30, 1999, were $6,125,000 and $5,699,000, respectively. As of December 31, 1999, the Company had $88,000 available, based on its formula with Congress, after paying back its additional borrowings of $175,000 which came due on December 31, 1999. This limited amount of availability under the line of credit is a direct result of a significant increase in Worksafe's investment in inventories.

Net cash used in operating activities was principally a result of an increase in inventories, which was partially offset by an increase in accounts payable and a decrease in other current assets. Cash flows used in investing activities was for the purchase of property and equipment. Cash flows provided by financing activities were principally from Worksafe's loan agreement with Congress.

At the present time, Worksafe, together with a variety of defendants, is party to various asbestos-related lawsuits involving a number of plaintiffs alleging damages from exposure to asbestos products sold by Worksafe. Worksafe may become a party to additional asbestos-related actions in the future. Worksafe is also party to other non-asbestos-related litigation. Worksafe cannot, at this time, determine the outcome of this uncertainty. To date, Worksafe's insurance coverage has been adequate and Worksafe's costs relative to asbestos litigation against it have not been material.

Quantitative and Qualitative Disclosures About Market Risk

Worksafe's principal financial instrument is its revolving line of credit with Congress that provides for interest at the prime rate plus .75%. Worksafe is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under the revolving line of credit. A significant rise in the prime rate could materially adversely affect Worksafe's business financial condition and results of operations. At December 31, 1999, an aggregate principal amount of approximately $6.1 million was outstanding under the revolver. If principal amounts outstanding under Worksafe's revolving line of credit remained at this level for an entire year and the prime increased or decreased, respectively, by 1%, Worksafe would pay or save, respectively, an additional $61,000 in interest in that year. Worksafe does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

Year 2000

Our comprehensive program to address Year 2000 issues was successful in that our business activities continued without disruption through the days before and after January 1, 2000. In addition, nothing has been brought to our attention that would lead us to expect disruptions caused by the failures of third parties to remediate their Year 2000 issues.

Notwithstanding the impact on any given quarter, costs related to the Year 2000 program were not significant.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 1999 approximately 413 asbestos actions involving approximately 896 plaintiffs were instituted against Worksafe and Puerto Rico Safety Equipment Corporation. The actions are all pending in the Supreme Court of the State of New York within the City of New York with the exception of one action which is pending in the Superior Court of New Jersey Law Division Camden County and involve a multitude of defendants. They are either actions, pursuant to standard complaints, for personal injury or wrongful death setting forth a number of causes of action in amounts of up to $10,000,000 for compensatory damages and $10,000,000 for punitive damages. All of the foregoing actions have been submitted to Worksafe's and Puerto Safety Equipment Corporation's insurance carriers for defense. A schedule of these cases is annexed hereto as Exhibit 99.14. During the quarter ended December 31, 1999 approximately 42 cases against Worksafe and Puerto Rico Safety Equipment Corporation involving approximately 78 plaintiffs were dismissed without payment of any monies by the Company. Reference is also made to Item 3 of Worksafe's Form 10-K for June 30, 1999 and its Form 10-Q for September 30, 1999 regarding asbestos actions against Worksafe and its insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following items were approved at the annual shareholders meeting on December 15, 1999 by the votes as indicated:

     A. The following directors were elected by the votes as indicated to serve a term continuing through the Annual Meeting following the fiscal year ending June 30, 2000 and until the election and qualification of their respective successors:

                                   FOR                        AGAINST

James Favia                        1,183,132                  7,997
Dr. Martin Fleisher                1,183,132                  7,997
Dr. Bruce Friedman                 1,183,132                  7,997
Charles Holzberg                   1,183,132                  7,997

     B. The appointment of Arthur Andersen, LLP, Certified Public Accountants, as independent auditors to examine the financial statements of the Company for fiscal year ended June 30, 2000.

FOR 1,190,949       AGAINST 159             ABSTAIN 21

ITEM 5. OTHER INFORMATION

     A. On December 16, 1999 Martin Fleisher resigned as a director of Worksafe. His resignation was not as a result of any disagreement with Worksafe.

     B. On February 10, 2000 Jay Rothenberg was approved by the board of directors to take the place of Martin Fleisher as a director of Worksafe.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     99.14 Schedule of asbestos actions filed against Worksafe and Puerto Rico Safety Equipment Corporation during the quarter ended December 31, 1999.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 14, 2000

                                             WORKSAFE INDUSTRIES INC.

                                             By:      /s/ Lawrence Densen
                                                      --------------------
                                                      Lawrence Densen, President
                                                      & Chief Executive Officer

                                             By:      /s/ Arthur J. Wasserspring
                                                      --------------------------
                                                      Arthur J. Wasserspring,
                                                      Vice President of Finance/
                                                      Chief Financial Officer