Form 10-Q
period 2000-03-31
WORKSAFE INDUSTRIES INC
filed 2000-05-15
CIK 31079

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20459

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                            COMMISSION FILE # 1-06855

                            WORKSAFE INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

          NEW YORK                                                11-1874010
(State or other jurisdiction of                               (Employer I.D. #)
incorporation or organization)

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

                                YES X      NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                              Outstanding at May 5, 2000
-----                                              --------------------------
Common Stock, par value                                     1,686,579
$.12 per share

                              PART I -- FINANCIALS


                            WORKSAFE INDUSTRIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 31,       June 30,
                                                        2000            1999
                                                     -----------     -----------
                                                     (Unaudited)
                           ASSETS
CURRENT ASSETS:
    Cash                                             $    68,307     $   129,352
    Accounts receivable - (less allowance
      for doubtful accounts of $83,500
      and $72,500, respectively)                       4,097,455       3,485,813
    Inventories                                        6,872,388       4,582,581
    Other current assets                                 629,746         812,868
    Net assets of discontinued operation                     -0-         205,142
                                                     -----------     -----------
           Total current assets                       11,667,896       9,215,756

PROPERTY, PLANT AND EQUIPMENT, net                     2,115,349       2,112,886

EXCESS OF COST OVER NET ASSETS ACQUIRED                  386,447         403,547

OTHER ASSETS                                              54,681          73,832
                                                     -----------     -----------
                           Total assets              $14,224,373     $11,806,021
                                                     ===========     ===========


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31,       June 30,
                                                       2000            1999
                                                   ------------    ------------
                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Loans payable                             $  6,748,375    $  5,698,642
         Current maturities of long-term debt            67,497         151,411
         Accounts payable                             3,684,822       2,289,220
         Accrued expenses and other liabilities         336,314         226,580
                                                   ------------    ------------
                  Total current liabilities          10,837,008       8,365,853

LONG-TERM DEBT                                          394,892         396,447
                                                   ------------    ------------
                  Total liabilities                  11,231,900       8,762,300
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value;
           authorized 1,000,000 shares;
           no shares outstanding
         Common stock, $.12 par value;
           authorized 20,000,000 shares,
           issued and outstanding 1,686,579
           shares                                       202,390         202,390
          Additional paid-in capital                  9,844,338       9,844,338
          Accumulated deficit                        (7,054,255)     (7,003,007)
                                                   ------------    ------------

                  Total shareholders' equity          2,992,473       3,043,721
                                                   ------------    ------------
                  Total liabilities and
                    shareholders' equity           $ 14,224,373    $ 11,806,021
                                                   ============    ============


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended March 31,
                                                           2000           1999
                                                        -----------    -----------
                                                        (Unaudited)    (Unaudited)
NET SALES                                               $ 7,242,882    $ 6,264,330

COST OF SALES                                             5,924,797      5,326,872
                                                        -----------    -----------

  Gross profit                                            1,318,085        937,458

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                1,038,430        818,132
                                                        -----------    -----------

INCOME FROM OPERATIONS                                      279,655        119,326

OTHER INCOME, net                                             5,256         64,269

INTEREST EXPENSE, net                                      (177,945)      (166,410)
                                                        -----------    -----------

  Net income                                            $   106,966    $    17,185
                                                        ===========    ===========
Basic and Diluted Income Per Share -
  Net income                                            $       .06    $       .01
                                                        ===========    ===========

Weighted-average number of common shares outstanding:

         Basic                                            1,686,579      1,684,246
                                                        ===========    ===========
         Diluted                                          1,686,579      1,704,906
                                                        ===========    ===========


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Nine Months Ended March 31,
                                                            2000            1999
                                                        ------------    ------------
                                                        (Unaudited)      (Unaudited)
NET SALES                                               $ 19,178,787    $ 17,868,664

COST OF SALES                                             15,764,330      15,202,755
                                                        ------------    ------------

  Gross profit                                             3,414,457       2,665,909

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                 2,981,065       2,364,229
                                                        ------------    ------------
INCOME FROM OPERATIONS                                       433,392         301,680

OTHER INCOME, net                                                461          79,444

INTEREST EXPENSE, net                                       (485,101)       (418,378)
                                                        ------------    ------------

LOSS FROM CONTINUING OPERATIONS                              (51,248)        (37,254)

LOSS FROM DISCONTINUED OPERATIONS                                -0-        (988,737)

GAIN FROM SALE OF DISCONTINUED OPERATION                         -0-         532,972
                                                        ------------    ------------
  Net loss                                              $    (51,248)   $   (493,019)
                                                        ============    ============

Basic and Diluted (Loss)/Income Per Share:
  Loss from continuing operations                       $       (.03)   $       (.02)
  Loss from discontinued operations                              -0-            (.59)
  Gain from sale of discontinued operation                       -0-             .32
                                                        ------------    ------------
  Net loss                                              $       (.03)   $       (.29)
                                                        ============    ============
Weighted-average number of common shares outstanding:

Basic and diluted                                          1,686,579       1,683,468


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            Nine Months Ended March 31,
                                                                2000            1999
                                                            ------------    ------------
                                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss from continuing operations                $    (51,248)   $    (37,254)
         Adjustment to reconcile net loss from
           continuing operations to net cash
           used in operating activities:
              Depreciation and amortization                      238,620         203,330
              Stock based compensation                               -0-          32,500
              Provision for bad debts                             32,749             -0-

         Net changes in operating assets and liabilities:
                  Accounts receivable                           (644,391)       (370,228)
                  Inventories                                 (2,289,807)      1,212,960
                  Other current assets                           183,122         264,599
                  Other assets                                    19,151           9,405
                  Accounts payable                             1,395,602      (2,188,386)
                  Accrued expenses
                      and other liabilities                      109,734        (137,661)
                                                            ------------    ------------
         Net cash used in operating activities                (1,006,468)     (1,010,735)
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of property, plant
           and equipment                                        (223,983)        (93,824)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments of long-term debt                            (85,469)       (207,910)
         Borrowings under line of credit
           agreement                                          20,488,680      24,202,404
         Repayments under line of credit
           agreement                                         (19,438,947)    (26,720,009)
         Proceeds from exercise of options                           -0-           4,550
                                                            ------------    ------------
Net cash provided by (used in) financing
  activities                                                     964,264      (2,720,965)
                                                            ------------    ------------
Net cash used in continuing operations                          (266,187)     (3,825,524)
Net cash provided by discontinued operations                     205,142       3,651,093
                                                            ------------    ------------
Net decrease in cash                                             (61,045)       (174,431)

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


CASH, beginning of period                                    129,352     223,125
                                                            --------    --------
CASH, end of period                                         $ 68,307    $ 48,694
                                                            ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                           $495,695    $688,672

         Income taxes                                       $  4,130    $  2,391


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Worksafe Industries Inc. and subsidiaries ("Worksafe") contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated balance sheets as of March 31, 2000 (unaudited) and June 30, 1999, and the related statements of operations and cash flows for each of the three and nine month periods ended March 31, 2000 and 1999.

The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results for the entire year.

2.   Inventories

Inventories consist of the following:

                                          March 31, 2000       June 30, 1999
                                          --------------       -------------
     Raw materials                          $2,980,192           $1,571,734
     Work-in-process                           793,717            1,040,826
     Finished goods                          3,098,479            1,970,021
                                            ----------           ----------
     Total                                  $6,872,388           $4,582,581
                                            ----------           ----------
3.   Litigation

Worksafe is a party to various asbestos lawsuits alleging damages from exposure to asbestos products sold by Worksafe. Refer to Part II, Other Information, Item I "Legal Proceedings" in this Form 10-Q, as well as Worksafe's Forms 10-Q for the quarters ended September 30, 1999, and December 31, 1999, and Note 11 of the audited Consolidated Financial Statements for the year ended June 30, 1999, regarding the asbestos litigation.

4.   Net Income/(Loss) Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") NO. 128, "Earnings Per Share", basic earnings per common share amounts were computed by dividing net earnings by the weighted-average number of common shares outstanding, excluding any potential dilution. Diluted earnings per common share amounts are computed by reflecting potential dilution from the exercise of stock options and warrants. There were 20,660 shares of common stock subject to stock options included in the computation of diluted earnings per common share for the three months ended March 31, 1999.

Diluted earnings per common share for the nine months ended March 31, 1999, and for fiscal 2000 is the same as basic earnings per common share because the inclusion of stock options and warrants outstanding would be antidilutive.

5.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all non-owner changes in equity (or other comprehensive income). Comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the three and nine months ended March 31, 2000 and 1999, Worksafe's operations did not give rise to items included in comprehensive income which were not already included in net income. Therefore, Worksafe's comprehensive income is the same as its net income for all periods presented.

6.   Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement for prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

7.   Discontinued Operations

During fiscal 1999, Worksafe sold certain assets (including inventory and certain fixed assets) of its distribution division to Arbill Industries, Inc. As a result of this transaction, the operating results of this division for the nine month period ended March 31, 1999 have been classified as a discontinued operation.

Summarized financial information for the discontinued operation is as follows:

                                         Nine Months Ended
                                             March 31,
                                               1999

                          Net Sales       $ 4,240,767
                          Cost of Sales     3,671,046
                          Gross Profit        569,721
                          Expenses          1,558,458
                          Net Loss        $  (988,737)

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Risks and Other Considerations

From time to time, information provided by Worksafe or statements made by its employees, or information provided in its filings with the Securities and Exchange Commission may contain forward-looking information. Any statements may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", expects", "anticipates", "plans" and similar expressions are intended to identify forward-looking statements. Worksafe's actual future results may differ materially from those projections or statements made in such forward-looking information as a result of various risks and uncertainties, including, but not limited, to the following:

Worksafe, since its fiscal year ended June 30, 1991, with the exception of fiscal years 1996 and 1995, has had a history of significant losses. There can be no assurance that Worksafe will be profitable or will not incur losses in the future.

Worksafe is dependent upon its revolving line of credit with Congress Financial Corporation ("Congress"). In the event that Worksafe is unable to comply with its obligations to Congress, Worksafe's indebtedness could be declared immediately due and payable and in certain cases Worksafe's assets could be foreclosed upon. There can be no assurance that there will be other sources of financing for Worksafe, if required.

Worksafe is a party to numerous cases with respect to asbestos litigation and additional asbestos actions which continue to be brought against it. To date, Worksafe believes that its insurance coverage has been adequate for those actions previously terminated, but there can be no assurance that such coverage will continue to be adequate in the future. Additionally, there can be no assurance that asbestos litigation will not have an adverse affect upon Worksafe. Refer to Part II, Other Information, Item I, "Legal Proceedings" in this Form 10-Q regarding the asbestos litigation.

Worksafe has competitors that have greater financial, management, sales and technical resources. Worksafe's success also depends significantly on the contributions of its key management. The loss of services of one or more key members of management could have an adverse effect upon Worksafe. Worksafe is also dependent upon Dupont, which supplies Worksafe with Tyvek (R), which is used for various lines of Worksafe's limited-use products. Management believes that its current relationship with Dupont is satisfactory. Worksafe is a party to a certain Garment Manufacturer &

Seller License Agreement with Dupont, pursuant to which Dupont provides Worksafe with nonwoven fabric under its trademark. This agreement, subject to its terms, continues in effect until January 31, 2002. Worksafe is also required to maintain substantial inventory for its customers who require products on short notice. There can be no assurance that Worksafe will be able to maintain sufficient inventory or that Worksafe will not return to periods where there is not sufficient working capital to maintain its inventory to meet the needs of its customers.

Worksafe also enjoys the benefits of various tax incentives with respect to its operations in Puerto Rico. As Puerto Rico's tax exemptions are reduced or expire, Worksafe may be required to pay taxes on income earned in Puerto Rico. Worksafe is unable to predict the amount of such impact after such exemptions are reduced or expire.

Due to the foregoing, the market price of Worksafe's Common Stock may be volatile at times in response to fluctuations of Worksafe's operating results, changes in analyst earnings estimates, market conditions, as well as general conditions and other factors.

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

Results of Operations

Net sales for the three months ended March 31, 2000 were $7,243,000, as compared to $6,264,000, for the three months ended March 31, 1999, an increase of 15.6%. Net sales for the nine months ended March 31, 2000 were $19,179,000 as compared with sales for the same period ended the prior year of $17,869,000, an increase of 7.3%. These increases were due to increased inventory to support customer demand, sales of higher priced, more profitable products and the realization of focusing marketing efforts in existing markets and more profitable industry segments. Worksafe's gross margin increased to 18.2% for the third quarter of fiscal 2000, from 15.0% for the same quarter in fiscal 1999. For the nine months ended March 31, 2000, Worksafe's gross margin was 17.8% as compared to 14.9% for the nine months ended March 31, 1999. These increases were due to the increased production levels in Mexico at lower costs for products previously produced in Alabama and Puerto Rico, as well as sales of more profitable products.

Selling, general and administrative expenses for the quarter ended March 31, 2000 were $1,038,000 (or 14.3% of sales) as compared to $818,000 (or 13.1% of sales) for the same period in the prior year. These expenses for the nine months ended March 31, 2000 were $2,981,000 (or 15.5% of sales) as compared to $2,364,000 (or 13.2% of sales) for the same period in the prior year. These increases, both in amount and as a percentage of sales, were due to increased freight rates and fuel surcharges, increased minimum sales orders on which Worksafe pays the freight, increased advertising to support sales growth and increased commissions and salaries.


Interest expense was $178,000 for the third quarter of fiscal 2000, an increase of $12,000 when compared to the same quarter of fiscal 1999. For the nine months ended March 31, 2000, interest expense was $485,000, an increase of $67,000 over the same period in the prior year. Both increases were due to higher average borrowings from Congress as well as higher interest rates for the third quarter compared to the same quarter in the prior year.

Liquidity and Capital Resources

Worksafe had working capital as of March 31, 2000, of $831,000 as compared to $645,000, exclusive of net assets of discontinued operation, as of June 30, 1999. A substantial portion of Worksafe's working capital consists of inventory, which was $6,872,000 and $4,583,000 as of March 31, 2000, and June 30, 1999,
respectively. The increase in inventory as of March 31, 2000, was needed to continue to meet the demands of Worksafe's customers for continuing sales growth opportunities. Worksafe's open orders have steadily risen from $1,499,000 as of June 30, 1999, to $3,120,000 as of May 1, 2000. Worksafe believes that its current working capital position will be sufficient to satisfy its needs for the next twelve months.

The amounts outstanding under Worksafe's loan agreement with Congress as of March 31, 2000, and June 30, 1999, were $6,748,000 and $5,699,000, respectively.
As of May 1, 2000, Worksafe had $117,000 available for future borrowings, based on its formula with Congress. This limited amount of availability under the line of credit is a direct result of the significant increase in Worksafe's investment in inventories.

Net cash used in operating activities was principally a result of an increase in inventories and accounts receivable, which was partially offset by an increase in accounts payable and a decrease in other current assets. Cash flows used in investing activities was for the purchase of property, plant and equipment. Cash flows provided by financing activities were principally from Worksafe's loan agreement with Congress.

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

Quantitative and Qualitative Disclosures About Market Risk

Worksafe's principal financial instrument is its revolving line of credit with Congress which provides for interest at the prime rate plus .75%. Worksafe is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under the revolving line of credit. A significant rise in the prime rate could have a material adverse affect on Worksafe's business financial condition and results of operations. As of March 31, 2000, an aggregate principal amount of approximately $6.7 million was outstanding under the revolver. If principal amounts outstanding under Worksafe's revolving line of credit remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1%, Worksafe would pay or save, respectively, an additional $67,000 in interest in that year. Worksafe does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2000 approximately 266 asbestos actions involving approximately 5911 plaintiffs were instituted against Worksafe and Puerto Rico Safety Equipment Corporation. These actions are in the Supreme Court of the State of New York within the City of New York, and in the Supreme Court of the State of New York, County of Erie and in the Superior Court of the State of California City and County of San Francisco and involve a multitude of defendants. They are either actions, pursuant to standard complaints, for personal injury or wrongful death setting forth a number of causes of action in amounts of up to $10,000,000 for compensatory damages and $10,000,000 for punitive damages. All of the foregoing actions have been submitted to Worksafe's and Puerto Safety Equipment Corporation's insurance carriers for defense. A schedule of these cases is annexed hereto as Exhibit 99.15. During the quarter ended March 31, 2000 approximately 13 actions involving 21 plaintiffs were terminated against the Company, for which it has not yet been asked to contribute any payment. Reference is also made to Item 3 of Worksafe's Form 10-K for June 30, 1999 regarding asbestos actions against Worksafe and its insurance coverage and Item 1 of Worksafe's Form 10-Q's for the first and second quarter of the current fiscal year.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2000 the Company entered into a Garment Manufacturer and Seller License Agreement with E.I. du Pont De Nemours and Company ("Dupont") granting Worksafe a non-exclusive, nontransferrable license to use, display, promote and advertise certain specified trademarks in the United States (including its territories and possessions), Canada and Mexico in connection with making, selling and marketing high quality protective apparel for all industrial markets, manufactured from certain types of non-woven fabric provided the garments comply with all technical and quality specifications described.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     99.15 Schedule of asbestos actions filed against the Company and Puerto Rico Safety Equipment Corporation during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2000

                                       WORKSAFE INDUSTRIES INC.

                                       By:      /s/ Lawrence Densen
                                                --------------------
                                                Lawrence Densen, President
                                                & Chief Executive Officers

                                       By:      /s/ Arthur J. Wasserspring
                                                --------------------------
                                                Arthur J. Wasserspring,
                                                Vice President of Finance/
                                                Chief Financial Officer