Form 10-K
period 2000-06-30
WORKSAFE INDUSTRIES INC
filed 2000-11-17
CIK 31079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2000

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

     Commission File No. 01-06855

                            WORKSAFE INDUSTRIES INC.

             (Exact name of registrant as specified in its charter)

      New York                           3842                        11-1874010
(State or other              (Primary Standard Industrial      (I.R.S. Employer
jurisdiction of incorporation    Classification Code      Identification Number)
or organization)                     Number)

            130 West 10th Street, Huntington Station, New York 11746
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (631) 427-1802

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Title of Class                                             On Which Registered

a) $.12 par value common stock ("Common Stock")            Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

a) $.12 par value common stock ("Common Stock")

-------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past ninety (90) days.

                           YES__X__           NO___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

State registrant's revenues for its most recent fiscal year.    $27,101,030

The aggregate market value of the Common Stock held by non-affiliates is approximately $1,487,000. Market value is based upon the price of the Common Stock of the registrant as of the close of business on September 29, 2000 which was $.97 per share as reported by NASDAQ.

As of September 29, 2000 the number of shares outstanding of the Common Stock of the registrant was 1,686,579 shares. The number of shares has been adjusted for prior stock splits and estimated rounding for fractional shares.

                                     PART I

Item 1.  BUSINESS

(a)  General Development of Business

Worksafe Industries Inc. (the "registrant" or "Worksafe"), is a corporation organized and existing under the laws of the State of New York, having been incorporated on May 15, 1958. On December 17, 1998, the name of the registrant was changed from Eastco Industrial Safety Corp.

Worksafe, through its wholly-owned subsidiaries, Disposable Safety Wear, Inc. ("Disposable"), Safety Wear Corp. ("Safety Wear"), Eastco Glove Technologies, Inc. ("Glove Technologies") and Puerto Rico Safety Equipment Corp. ("Puerto Rico Safety Equipment"), manufactures industrial protective clothing products. Worksafe sells its products to distributors. Use of products sold by Worksafe has in a large part resulted from the adoption of OSHA and insurance industry standards.

In January 1999, Worksafe sold certain of the assets of its distribution operation, and the "Eastco" name, to Arbill Industries, Inc. ("Arbill"), thus discontinuing its distribution operation. The distribution operation had specialized in the distribution of industrial safety products manufactured by third parties. The distribution operation served a different customer base than Worksafe's manufacturing operation, and was managed as a separate operating unit with its own identifiable assets. The distribution operation had been experiencing operating losses during the previous several years, and the sale was intended to enable management to better devote their attention and resources to the core strategies of the manufacturing operation. The sales price was approximately $2,494,000, exclusive of related adjustments, payments applicable to rent and payments for open accounts receivable. Worksafe generally agreed not to directly compete with Arbill in the business conducted by its distribution operation prior to the sale for a period of five years. Reference should be made to Worksafe's Form 8-K of January 11, 1999, for a more detailed discussion of this transaction.

In connection with the completion of its fiscal 2000 year-end closing, Worksafe discovered an inventory discrepancy, between the physical count and its recorded general ledger balance, of approximately $1,350,000. This inventory discrepancy has been charged against Worksafe's operations in fiscal 2000. Worksafe has engaged forensic consultants to assist in the determination of the cause of this discrepancy. This investigation is presently ongoing. However, Worksafe does have $1,000,000 of insurance coverage for employee theft and $1,000,000 for third party theft. Worksafe has not yet filed a claim against its policies, but has notified the applicable carriers of its intention to file a claim, although there can be no assurance that the Company will be awarded any benefit as a result of any claim filed. In addition, Worksafe has made certain managerial changes at its manufacturing facilities, and has hired outside consultants to review its operational structure for potential cost savings measures.

(b)  Financial Information about Industry Segments

Since the sale of the distribution operation in January 1999, Worksafe is organized and operates in one business segment, the manufacturing of protective clothing and safety products that are sold to distributors for end use by manufacturers, utilities, hospitals and others.

(c)  Description of Business

The following is a discussion of the business activities conducted by Worksafe:

(i) Manufactured products are sold under the Charkate/Worksafe, Charkate(R), Worksafe(R) and Cover-Up(R) trade names. Worksafe, through Disposable, Safety Wear and Puerto Rico Safety Equipment, manufactures limited-use and reusable industrial protective apparel. Limited-use protective products include coveralls, shirts, pants, headwear, hoods, aprons, smocks, lab coats, hazardous material handler suits, examination gowns, sleeves, shoe covers and other related items. Limited-use clothing is designed to protect the user from, among other things, splash, dirt, contamination and a wide range of other substances. Limited-use clothing is made primarily of a spun bonded polyolefin produced solely by E.I. Dupont DeNemours & Company ("Dupont") under the trade name Tyvek(R). Reusable industrial protective clothing includes items for the protection of various parts of the body which are designed to shield the user from, among other things, splash, dirt, contamination, heat, fire, cold and the outside environment. Reusable products include coveralls, gloves, mitts, shirts, thermal underwear, sleeves, coats, pants, leggings, spats, bibs, safety vests and a variety of other kinds of protective clothing and uniforms.

       As a result of an acquisition in April 1997, Worksafe now manufactures protective knit gloves and sleeves, which are sold by the Charkate/Worksafe knit glove division. These products are generally made of cotton and cotton polyester, composite high tensile cut-resistant yarns and Kevlar(R) aramid fibers, as well as steel, stainless steel and other high cut-resistant composite fibers. The products may have a special coating and are used to protect the individual from cuts and abrasions. These items are used in the meat packing, glass handling, sheet metal, and automotive industries, to name a few, for the protection of the employee.

       Sales of manufactured limited-use clothing and related limited-use products accounted for approximately 70%, 67%, and 75% of Worksafe's net sales for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

       The manufacturing operation and warehousing facilities are located in Puerto Rico, Minnesota and Alabama, and warehousing facilities are also located in Texas, California and Louisiana. Worksafe has also contracted the sewing of materials already cut by Worksafe to production facilities in the Republic of Mexico. The manufacturing operation is primarily directed from Alabama, and its sales are directed from New York.

       Worksafe utilizes catalogs, telemarketing and its web site (www.charkate.com) to aid in its sales efforts. Sales are also promoted through trade shows, mailings and advertising in trade magazines and directories. Worksafe does not engage in any mail order business. Worksafe primarily sells to independent distributors that sell to end-users comprised of industrial, commercial and governmental accounts. Worksafe considers industrial accounts to be those businesses that are primarily based upon manufacturing and production, while commercial accounts are considered to be service businesses. Worksafe also believes that standards established by OSHA and the insurance industry have resulted in a need by others to purchase Worksafe's products.

(ii) Worksafe has made no public announcement of, or made public information about, any new products that would require the investment of a material amount of its assets or which are otherwise material.

(iii) Worksafe is not dependent upon any one vendor as a supplier of raw materials, other than Dupont, which supplies Worksafe with Tyvek(R), a material used in various lines of its limited-use products. See (iv) immediately below for reference to a certain License Agreement with Dupont, which expires January 31, 2002, pursuant to which Dupont supplies raw materials to Worksafe. Management believes that its current relationship with Dupont is satisfactory. Loss of Dupont as a supplier of Tyvek(R) would have a material adverse effect on Worksafe's operations.

(iv) Puerto Rico Safety Equipment is engaged in manufacturing in Puerto Rico. Under the Puerto Rico Industrial Tax Exemption Act of 1963 (the "Industrial Tax Act"), Puerto Rico Safety Equipment was granted a 17-year exemption, beginning in January 1970, with respect to Puerto Rico income taxes on the production of safety clothing, protective sleeves, coats, pants, hoods, jackets and other items. On July 1, 1989, Puerto Rico Safety Equipment was granted an extension of its exemption, and had a 90% exemption from Puerto Rico income taxes for the ten-year period ending June 30, 1999. During this period, Puerto Rico Safety Equipment had a 75% exemption from Puerto Rico municipal taxes on its real and personal property utilized in operations. Puerto Rico Safety Equipment has applied for an extension of this exemption, and is currently awaiting final approval. If granted, this exemption would be for a period of ten years, would impose an income tax rate of only 5% on taxable income, and may grant a 75% exemption on the corresponding real and personal property taxes, municipal taxes and other applicable taxes.

       Disposable was granted a 15-year exemption, beginning in June 1977, under the Puerto Rico Industrial Tax Act with respect to Puerto Rico income taxes on the production of limited-use clothing, and property used in its operations, subject to the terms of the grant. This exemption has been extended until June 20, 2006, and provides for a 90% exemption on Puerto Rico income taxes, and a 60% exemption on municipal, real, personal property and other applicable taxes.

       As Puerto Rico tax exemptions are reduced or expire, the registrant may be required to pay taxes on income earned in Puerto Rico. Worksafe is unable to predict the monetary impact of such exemptions being reduced or expiring.

       Puerto Rico Safety Equipment and Disposable have elected to apply Section 936 of the Internal Revenue Code, effective July 1, 1979. The provisions of Section 936 are effective until revoked by the registrant. If the conditions of Section 936(a) are satisfied, the Section 936 credit equals the portion of United States income tax attributable to taxable income from sources outside the United States, derived from the active conduct of a trade or business within a United States possession, or the sale or exchange of substantially all of the qualified possession source investment income. Dividends from operations, payable to the registrant by each subsidiary, are entitled to a 100% dividends received deduction, but are subject to a 10% withholding tax in Puerto Rico. The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") imposed new limitations on computing the Possession Tax Credit under Section 936 for tax years beginning after 1993. The registrant made an election in 1995 which reduced the credit to 60% of the 1994 level and which further phased out the credit by 5% in each subsequent year, to a maximum credit of 40% in 1998. Since the credit is a function of future earnings, if any, the effect of such limitations cannot be determined at the present time. In addition, the Omnibus Act subjects the 100% dividends received deduction to the Alternative Minimum Tax Calculation. The Small Business Job Protection Act of 1996 further limits the Possession Tax Credit for years beginning after 2001, with the credit being eliminated for tax years beginning after 2005. No dividends have been declared on the aggregate undistributed earning of Puerto Rico Safety Equipment and Disposable, which through June 30, 2000 aggregates approximately $194,000. No dividends are intended to be declared as it is management's intention to reinvest the earnings, if any, from such subsidiaries indefinitely. Worksafe believes that based upon current operations, the Omnibus Act will not have a material effect on it for the foreseeable future.

       Worksafe is a party to a certain Garment Manufacturer & Seller License Agreement (the "License Agreement") with Dupont, which, subject to termination for cause at any time and other specified provisions, continues in effect until January 31, 2002. Pursuant to the License Agreement, Dupont provides non-woven fabric under its trademark, to Worksafe as licensee, for use in its manufacturing operations.

(v)    Worksafe does not consider its business to be seasonal.

(vi) Worksafe is required to maintain substantial inventories (see Note 4 to Consolidated Financial Statements) in order to meet the immediate shipping requirements of its customers, who require products on short notice and who do not maintain inventories of the same. Worksafe believes that other companies in this industry also maintain substantial inventories.

(vii) Worksafe is not dependent upon any single customer or several customers, the loss of any one or more of which would have an adverse effect on its business. No one customer accounts for more than 10% of Worksafe's net sales for the fiscal year ended June 30, 2000.

(viii) The dollar amount of backlog orders estimated and believed to be firm was approximately $2,326,000 as of June 30, 2000, as compared to approximately $1,500,000 as of June 30, 1999. Worksafe expect to fill the entire backlog as of June 30, 2000 during the current fiscal year.

(ix)   No  material   portion  of  the   business  of  Worksafe  is  subject  to
       renegotiation of profits, termination of contracts or subcontracts at the election of the government.

(x) In all of its product markets, Worksafe faces competition from larger and more established companies that have greater financial, managerial, sales and technical resources, and certain markets for Worksafe's products are dominated by these companies. While larger competitors may be able to benefit from economies of scale and introduce new products that compete with Worksafe's products, Worksafe's management is accustomed to such competition and believes it will remain competitive with such companies. Worksafe's major competitors in price and service are Kappler, Inc., Lakeland Industries, Inc. and DuPont, in limited-use clothing sales, and Red Kap (a subsidiary of VF Industries, Inc.), Topps Mfg. Co. and Workrite Uniform Co., in reusable clothing sales. Primary competitors in glove manufacturing are Chicago Protective Apparel, Inc., Steel Grip, Inc. and Ansell Golden Needles, Inc.

(xi) During the past three fiscal years, the registrant has not spent a material amount on research and development activities relating to new products, services or techniques, or for the improvement of existing products, services or techniques.

(xii) Compliance with Federal, State and local environmental laws is not expected to have a material effect on capital expenditures, earnings and the competitive position of the registrant. Worksafe's manufacturing facilities are subject to regulation and inspection standards established by OSHA. Such facilities have not been inspected for compliance with OSHA. Although Worksafe's management believes it is in material compliance with required standards, there can be no assurance that any inspection would not reveal that Worksafe has failed to comply with OSHA and, as a result, the registrant may be required to expend material sums to ensure compliance with OSHA regulations.

(xiii) The total number of employees employed by the registrant as of June 30, 2000 was approximately 245.

(d)    Financial  Information  about Foreign and Domestic  Operations and Export
       Sales

Sales of the registrant's products are primarily in the United States.


Item 2.  PROPERTIES

The following properties are material to the business of Worksafe:

The executive offices of Worksafe are located at 130 West 10th Street, Huntington Station, New York (the "Huntington Property"), and are owned by Worksafe. The Huntington Property contains approximately 30,000 square feet, of which 25,000 square feet are being sublet to non-affiliates. The remaining 5,000 square feet are being used by Worksafe for its executive offices and for its sales function.

On May 23, 2000, Worksafe refinanced the mortgage on the Huntington Property. In connection therewith, Worksafe mortgaged the premises to a new bank for the amount of $650,000. See Note 8 to the Consolidated Financial Statements. At the time of the refinancing, the principal balance on the then existing first mortgage was approximately $349,000. This mortgage was held by 130 West 10th Street Associates, LLC ("Associates"). The wives of Messrs. Anthony P. Towell, an executive officer and director of Worksafe, and Alan E. Densen, a director of Worksafe, were members of Associates. Charles Holzberg, a director of Worksafe, was also a member of Associates. The balance of the mortgage, with unpaid interest totaling approximately $352,000, was satisfied by the new mortgage. The principal balance of the mortgage on the Huntington Property as of June 30, 2000 was $650,000. Due to the fact that Worksafe is currently in default of the financial covenants in their line of credit agreement with Congress, should Congress demand repayment of the amounts due under the line, the mortgage on the Huntington Property would be in default and become due and payable.

The registrant's wholly-owned subsidiary, Disposable, leases a building, which is used for manufacturing and warehousing, consisting of approximately 45,000 square feet in Aguadilla, Puerto Rico, from the Puerto Rico Industrial Development Company. A lease was entered into for these premises on February 21, 1995, effective for the ten-year period commencing September 1, 1993. Rent for the twelve-month period ending August 31, 2000 was at the monthly rate of $11,178, and escalates to $13,041 in the final year of the lease.

The registrant's wholly-owned subsidiary, Safety Wear, leases approximately 50,000 square feet in Decatur, Alabama. These premises are utilized for the cutting and warehousing of coveralls and other limited-use products. Rent is payable at $13,500 per month, on a month-to-month basis. A lease for this location is currently being negotiated. Should these facilities not be available in the future, Worksafe believes that alternative sites will be readily available at a comparative cost.

The registrant's wholly-owned subsidiary, Glove Technologies, subleases approximately 9,500 square feet in Chaska, Minnesota. These premises are utilized in connection with the manufacturing of protective knit gloves and related operations. This sublease terminates on December 31, 2001, with provisions for earlier termination. Rent is currently payable at a rate of $5,150 per month.

The registrant believes that its facilities are adequate for its current and immediate future needs.

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

As of June 30, 2000, Worksafe estimates that it is a party to approximately 5,000 cases with respect to exposure to asbestos involving approximately 18,000 plaintiffs. Most of these cases also include Puerto Rico Safety Equipment as a defendant.

To date, all of the actions against the registrant have been brought by non-employees and are based upon personal injury claims. The pending actions are for the most part in the Supreme Court of the State of New York, all Counties within the City of New York; United States District Court, Eastern and Southern Districts of New York, the Superior Court of New Jersey, Middlesex County, Law Division; the Court of Common Pleas of Luzerne County, Trial Division of Pennsylvania, and the Superior Court of California, County of San Francisco. The number of first- party plaintiffs referred to throughout this Form 10-K include in various instances, husbands and wives. For the most part, settlements have usually involved one settlement for both spouses. The actions, with the exception of one pending action, involve a multitude of defendants. The complaints allege exposure to asbestos and asbestos products over various periods of time. In general, each action seeks varying amounts of damages, unlimited, or for each plaintiff as high as $10,000,000 for compensatory damages, and $10,000,000 for punitive damages and more against each defendant. The registrant is likely to continue to become a party to additional asbestos actions in the future.

From 1981 through June 30, 2000, Worksafe estimates that approximately 7,000 actions on behalf of approximately 27,000 first-party plaintiffs have been instituted against it concerning asbestos-related claims, and that approximately 1,000 actions involving the claims of approximately 8,000 plaintiffs have been settled or discontinued against the registrant. During the year ending June 30, 2000, the registrant estimates approximately 1,700 actions on behalf of approximately 10,500 plaintiffs were instituted against it, and approximately 140 cases involving approximately 600 plaintiffs were settled or discontinued against the registrant. The registrant estimates that as of June 30, 2000, and since 1981, with the exception of defense costs, a total of approximately $2,600,000 has been paid or agreed to be paid in settlements to date, with regards to the terminated actions on behalf of Worksafe (inclusive of actions against Puerto Rico Safety Equipment, which totals approximately $2,000,000), by the registrant's insurance carriers. In addition, and since 1981, approximately $43,000 has been paid by the registrant. The foregoing is based upon information available to the registrant to date. Through June 30, 2000, and since 1981, the registrant has paid approximately $50,000 for legal and defense costs to counsel appointed by the insurance carriers to defend it. Past results of settlements and defense costs are not necessarily indicative of future settlements and defense costs, which the registrant is unable to predict.

The registrant believes that it maintained various policies of primary insurance, in different amounts, which provide coverage to the extent of their respective terms for asbestos-made, product-related personal injuries for the periods April 1, 1968 to April 1, 1969, and March 11, 1971 to November 27, 1985. The policies range in amounts from $50,000 to $1,000,000. The registrant also believes that from August 10, 1972 to on or about August 11, 1986, it has had various policies for excess coverage to the extent of their terms applicable to asbestos claims. These policies range in amounts from $500,000 to $10,000,000 for excess coverage. There are gaps of approximately six weeks in the primary coverage between March 11, 1971 to November 27, 1985, approximately thirty-six months in the excess coverage between August 10, 1972 and August 11, 1986, and an additional period of approximately thirteen months for excess coverage insurance companies in liquidation, where there is likely to be no coverage. Reference is made to Exhibits 99.06 and 99.07 for a schedule of the foregoing insurance policies applicable to Worksafe. The policies of insurance set forth on Exhibits 99.06 and 99.07 are not applicable to all of the subsidiaries of the registrant, which have varying coverage, and such subsidiaries may also have been without coverage for various times of their doing business. Not all of these policies are in the possession of Worksafe. The foregoing exhibits are incorporated by reference and made a part hereof as referred to in Item 14 of this Form 10-K.

A schedule of insurance believed to be applicable to Puerto Rico Safety Equipment is designated Exhibit 99.08. Not all of these policies are in the possession of the registrant. No agreement has been reached with the insurance companies confirming all of these policies, which range from $100,000 to $500,000 for primary coverage and $1,000,000 to $5,000,000 for excess coverage. The policies for Puerto Rico Safety Equipment cover the period

March 11, 1971 to July 23, 1986, with various gaps as described in the exhibit. The foregoing exhibit is incorporated by reference and made a part hereof as referred to in Item 14 of this Form 10-K.

During fiscal 1994, the registrant reached a settlement pertaining to all pending and future cases against it in the State of New York brought by one firm of plaintiffs' attorneys. The settlement does not apply to Puerto Rico Safety Equipment and is only applicable to cases brought by the same law firm against the registrant in the State of New York. The registrant is to be dismissed without any payment in cases not involving any exposure to a power generating station in the State of New York ("Powerhouse"). Where there is Powerhouse exposure, a payment of $100 is to be made for each alleged non-malignant case and $300 for each malignant case. Where plaintiffs consist of two spouses, such is deemed one case. Payment is to await appropriate documentation of exposure, releases from the plaintiffs and the agreement of each plaintiff whose case is settled. A copy of the letters between counsel for the registrant and counsel for plaintiffs' attorneys setting forth this settlement is designated as Exhibit
99.11 and is  incorporated by reference and made a part hereof as referred to in
Item 14 of this Form 10-K.

An agreement between the registrant and its primary insurance carriers, dated March 26, 1990, became effective June 26, 1990 (the "Indemnity Agreement"). This agreement does not apply to Puerto Rico Safety Equipment. The registrant entered into the Indemnity Agreement in an effort to resolve uncertainties as to its insurance coverage that will cover asbestos claims against the parent company, where any exposure to asbestos is alleged during the period 1971 to 1985, inclusive. Further, the registrant is obligated to share in the payment of asbestos-related claims against it. Pursuant to the Indemnity Agreement, the registrant is obligated to pay 12% of all attorneys' fees incurred on its behalf and 17% of indemnity costs (which include judgment and settlement amounts). The balance of these costs are to be paid by the insurance carriers which are party to the Indemnity Agreement. The Indemnity Agreement is subject to the policy limitations of each insurance policy, and may be terminated at any time upon 90 days notice by any of the parties, provided that termination may not be effective as to any asbestos action that has already been placed on the trial calendar, unless it has a scheduled trial date more than 12 months from the date the notice of termination is given. A copy of the Indemnity Agreement is designated as Exhibit 99.09 and is incorporated by reference in Item 14 of this Form 10-K.

Effective during May 1991, the registrant entered into a Settlement Agreement and Release (the "Settlement Agreement") with Mount Vernon Fire Insurance Company ("Mount Vernon"). Pursuant to the Settlement Agreement, which is designated Exhibit 99.10 and is incorporated by reference and made a part hereof as referred to in Item 14 of this Form 10-K, the registrant discontinued its action against Mount Vernon. Subject to the terms of the Settlement Agreement, Mount Vernon agreed to reimburse the registrant (where applicable) for 6.25% of attorneys' fees (52.08% of the registrant's 12% share referred to in the Indemnity Agreement in the previous paragraph) and 6.25% of indemnification costs (36.76% of registrant's 17% share referred to in the Indemnity Agreement in the previous paragraph). The Settlement Agreement is not applicable to any asbestos actions against the registrant where no exposure is alleged to products manufactured or distributed by the registrant between April 1, 1968 and April 1, 1969, and this agreement does not apply to Puerto Rico Safety Equipment. The Settlement Agreement may be terminated at any time upon 90 days notice, but such notice is not applicable to asbestos actions placed on a trial calendar, unless such has a trial date more than 12 months from the date the notice of termination is given. The Settlement Agreement provides that the limit available under the policy is $100,000 plus attorneys' fees while the Settlement Agreement is in effect. The Settlement Agreement is applicable only to the parent company. As of June 30, 2000, approximately $38,000 has been reimbursed by Mount Vernon for indemnification.

To date, the claims settled by Puerto Rico Safety Equipment have been paid in full by insurance. One of the carriers covering Puerto Rico Safety Equipment has recently requested a cost sharing agreement with Puerto Rico Safety Equipment. This request has been disputed by Puerto Rico Safety Equipment and is currently being negotiated.

Worksafe is unable to ascertain the total extent of its insurance applicable to asbestos claims against it or the extent to which its insurance carriers will provide coverage in the future.

The registrant's insurance may not provide coverage for punitive damages where such damages are sought against it in pending litigation. Punitive damages are allowable in addition to compensatory damages and are awarded as a punishment to a defendant for the wrong in a particular case as well as for the protection of the public against similar acts, to deter the defendant from a repetition of the wrongful act and to serve as a warning to others. Usually a wrong, aggravated by an evil or wrongful motive or a willful and intentional misdoing, or a reckless indifference equivalent thereof, is required for a court to award punitive damages. Worksafe is unable to specify whether its actions would give rise to punitive damages. Worksafe believes that its actions should not give rise to punitive damages. However, there can be no assurance that this will be the case.

Worksafe is a party to an action entitled Rule v. The Bethleham Corporation, et al pending in the Court of Common Pleas, Bucks County, Pennsylvania. There are 4 defendants, including Worksafe, in this action. The action was instituted in April 1997 and has been referred to both Worksafe's primary and umbrella insurance carriers. The action is for injuries sustained while the plaintiff was allegedly wearing clothing manufactured by Worksafe. The complaint in this action seeks damages in an unspecified amount in excess of $50,000 on each of 5 counts and an unspecified amount on one count. Worksafe believes that its primary and umbrella coverage will cover any liability that it may have with respect to this claim. Worksafe is a party to other miscellaneous litigation, which it believes will not have a material adverse affect against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) The principal market on which the Common Stock of Worksafe is traded is the NASDAQ Small-Cap Market and its symbol is WRKS. The following chart sets forth the high and low sale prices for the periods indicated as determined from NASDAQ quotations:

                                   High              Low
                                 --------          --------
Fiscal Year Ended June 30,

         1999
         ----
First Quarter                    $   2.38          $   1.44
Second Quarter                       3.19              1.25
Third Quarter                        3.31              1.81
Fourth Quarter                       2.19              1.00

         2000
         ----
First Quarter                    $   2.06          $   1.00
Second Quarter                       1.38               .91
Third Quarter                        1.75              1.06
Fourth Quarter                       1.31               .81

(b) The approximate number of holders of record of the Common Stock as of October 18, 2000 was 357. The registrant believes there are in excess of 1,000 beneficial holders of the Common Stock.

(c)    (1)    The  registrant  has no  present  intention  of  paying  any  cash dividends in the foreseeable future and intends to use its net income, if any, in its operations.

       (2) The registrant is prohibited from paying dividends under its loan agreement with Congress Financial Corporation ("Congress"). However, within the terms of its agreement, Congress has approved a buy-back of 320,000 shares for up to $400,000.

ITEM 6. SELECTED FINANCIAL DATA

        WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

                               Year Ended June 30,
--------------------------------------------------------------------------------------
                            2000             1999         1998        1997        1996
--------------------------------------------------------------------------------------
               (In thousands, for continuing operations, except for per share data)
--------------------------------------------------------------------------------------
      Operations
--------------------------------------------------------------------------------------
Net sales                   $   27,101    $ 24,094   $ 24,807    $ 19,907    $ 17,889
--------------------------------------------------------------------------------------
Income/(loss) from
continuing operations           (1,671)         29        256        (621)        521
--------------------------------------------------------------------------------------
Basic income (loss) per
share from continuing
operations                        (.99)        .02        .15        (.44)        .87
--------------------------------------------------------------------------------------
Diluted income (loss) per
share from continuing
operations                        (.99)        .02        .15        (.44)        .87
--------------------------------------------------------------------------------------
Cash dividends per share(1)          0           0          0           0           0
--------------------------------------------------------------------------------------
                                 As of June 30,
--------------------------------------------------------------------------------------
                            2000             1999         1998        1997        1996
--------------------------------------------------------------------------------------
                    (In thousands, except for per share data)
--------------------------------------------------------------------------------------
  Financial condition
--------------------------------------------------------------------------------------
Total assets                $   12,682    $ 11,806   $ 16,575    $ 13,381    $ 11,546
--------------------------------------------------------------------------------------
Long-term debt                     693         396        538         811         434
--------------------------------------------------------------------------------------
Stockholders' equity             1,373       3,044      3,899       4,387       2,604
--------------------------------------------------------------------------------------
Book value per share(2)           0.81        1.80       2.32        2.61        3.40
--------------------------------------------------------------------------------------

----------
       (1) Worksafe has never declared or paid a cash dividend on its Common Stock. It is the policy of the Board of Directors to retain earnings for use in Worksafe's operations. In addition, Worksafe is prohibited from paying such dividends based on its loan agreement with Congress.

     (2) Adjusted to reflect a 1 for 10 reverse stock split effective August 12, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Worksafe operated in the manufacturing and distribution industry segments until the end of its second fiscal quarter for the year ending June 30, 1999, when it sold its distribution business. Since such sale, Worksafe continues only its manufacturing operation. For an understanding of the significant factors that influenced Worksafe's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements, including the related notes and other information appearing elsewhere in this report.

Worksafe's continuing operations now consist of its manufacturing operation which produces limited-use and reusable industrial apparel and protective knit gloves. Worksafe maintains facilities for warehousing and production in Puerto Rico, Alabama, Mexico (a contractor), Texas, California, Louisiana and Minnesota.

The accompanying financial statements for fiscal 1999, and 1998 have been restated to reflect the former distribution division as a discontinued operation and Management's Discussion and Analysis discusses only the continuing operations.

Results of Operations

Fiscal 2000 Compared to Fiscal 1999

Net sales for fiscal 2000 were $27,101,000 as compared to $24,094,000 for fiscal 1999, an increase of 12.5%. This increase in fiscal 2000 was primarily due to increased inventory to support an increase in customer demand resulting from industry consolidation, sales of higher priced products, and the realization of additional sales volume from focusing marketing efforts in new and existing markets and industry segments.

Gross profit of $3,055,000, or 11.3% of net sales, for fiscal 2000 decreased from the $3,434,000, or 14.3% of net sales, for fiscal 1999. These decreases, both in amount and as a percentage of net sales, were mainly due to a negative inventory discrepancy of $1,350,000, or 5% of net sales, between the Company's physical inventory count and the amount recorded on the general ledger, which was discovered in connection with the completion of the fiscal 2000 year-end closing, which has been charged to cost of goods sold. Worksafe has engaged forensic consultants to assist in the determination of the cause of this discrepancy. This investigation is presently ongoing. However, Worksafe does have $1,000,000 of insurance coverage for employee theft and $1,000,000 for third party theft. Worksafe has not yet filed a claim against its policies, but has notified the applicable carriers of its intention to file a claim, although there can be no assurance that Worksafe will be awarded any benefit as a result of any claim filed. In addition, Worksafe has made certain managerial changes at its manufacturing facilities, and has hired outside consultants to review the operational structure for potential cost savings measures.

Selling, general and administrative expenses for the fiscal year ended June 30, 2000 were $4,059,000, or 15.0% of net sales, compared to approximately $2,915,000, or 12.1% of net sales, for the prior fiscal year. These increases, both in amount and as a percentage of net sales, were mainly due to increased freight rates and fuel surcharges, increased sales orders on which Worksafe pays the freight, increased advertising to support sales growth and increased commissions and salaries.

Interest expense was $683,000 for fiscal 2000, an increase of $119,000 when compared to fiscal 1999. This increase was due to higher average borrowings from Congress as well as higher interest rates in fiscal 2000 as compared to fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

Net sales for fiscal 1999, were $24,094,000 as compared to $24,807,000 for fiscal 1998, a decrease of 2.9%. This decrease in sales in fiscal 1999 was in large part due to the fact that manufacturing inventory, which normally would have been sold directly to customers during the second half of fiscal 1999, was instead transferred as part of the second quarter transaction with Arbill, who in turn sold the inventory to their customers. In addition, in prior years, Worksafe realized as part of its manufacturing sales, the sales price to end-users. Since the sale to Arbill of the discontinued operation, the sales price realized was the price to Arbill, a distributor, where the sales price is lower than the price to the end-user.

Worksafe's gross margin decreased to 14.3% for fiscal 1999 from 16.8% for fiscal 1998. These reductions were the continuing results of the competitive environment in the marketplace as well as the lower margins on sales to distributors as opposed to end-users. In a continued effort to increase margin levels, Worksafe continues to take major steps to reduce overhead expenses, i.e., by producing more products in Mexico, and increasing efficiencies in material utilization.

Selling, general and administrative expenses for the year ended June 30, 1999, were approximately $2,915,000, 12.1% of sales, compared to approximately $3,391,000, 13.7% of sales, for the same period last year. This decrease as a percentage of sales was mainly due to lower salaries and related benefits. Worksafe took advantage of more vendor rebates in fiscal 1999, due to improved cash availability.

Interest expense was approximately $563,000 for fiscal 1999, an increase of approximately $2,000 when compared to fiscal 1998.

Income from continuing operations for fiscal 1999 decreased to $29,000 as compared to $256,000 for fiscal 1998. This decrease was a direct result of the aforementioned decrease in sales and gross margins.

Liquidity and Capital Resources

As of June 30, 2000, Worksafe had a working capital deficit of $552,000 as compared to working capital of $850,000 as of June 30, 1999. The working capital deficit is primarily the result of the $1,671,000 net loss incurred in fiscal 2000. A significant factor giving rise to the fiscal 2000 net loss relates to a $1,350,000 inventory discrepancy that management believes occurred in the fourth quarter. Management intends to file a claim with its insurance carriers regarding this inventory discrepancy, however, there can be no assurance as to the amount of recovery, if any, resulting from such claim.

Worksafe has a line of credit agreement (the "Agreement") with Congress Financial Corporation ("Congress"), which expires in October 2002. The line provides for borrowings of up to $8,000,000, with interest payable monthly at
 .75% in excess of prime (9.5% as of June 30 2000), and an unused line fee of 1/4% per year. The limits on borrowings are 85% of eligible accounts receivable and 55% of eligible inventory. The maximum amount Worksafe can borrow on the inventory portion is $3,600,000. The amounts outstanding under the line as of June 30, 2000 and June 30, 1999, were approximately $6,564,000 and $5,699,000, respectively. The loan is subject to certain working capital and net worth requirements and is collateralized by all of the assets of Worksafe (except for the Huntington Property, which is subject to a first mortgage of $650,000). The Agreement prohibits the payment of cash dividends. Worksafe is in technical default of certain loan covenants contained in the Agreement with Congress, whereby Congress has the right to demand repayment. To date, Congress has not demanded repayment. Should Congress demand repayment of the amounts due under the line, the mortgage on the Huntington Property would be in default and become due and payable as well.

Congress has been advised of the net loss and technical defaults that have caused Worksafe's current negative working capital position. While there is no formal agreement, Congress has been providing Worksafe with an overdraft facility, and Worksafe has been in engaged in ongoing discussions with Congress in an effort to obtain additional increases in availability. Worksafe is also considering alternative financing sources such as strategic investors and lenders. There can be no assurance that Congress will not declare the indebtedness immediately due payable, and that there will be other sources of financing for Worksafe.

Management has been developing a broad operational plan, which provides for personnel reductions, alternative sources of lower cost raw materials, consolidation of certain manufacturing operations, reconfiguration of sales territories and lower sales commissions. Management believes that with the successful execution of this plan, and the necessary financing arrangement, they will have sufficient working capital to continue in operations for the next 12 months. However, there can be no assurance that Worksafe will be able to obtain the necessary financing, at favorable terms, needed to implement this plan. Additionally, even with the necessary financing, due to uncertainties involved in the execution of this plan, many of which are outside the control of Worksafe, there can be no assurance that Worksafe will be able to successfully implement this plan. As a consequence, Worksafe's independent public accountants have included a additional paragraph in their audit opinion with regard to the uncertainty as to Worksafe's ability to continue as a going concern.

Net cash used in operating activities was principally a result of the net loss incurred during fiscal 2000.

Cash flows used in investing activities was a result purchases of property and equipment. Worksafe has no material commitments for capital expenditures.

Cash flows provided by financing activities were principally a result of net borrowings of from Congress.

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

Worksafe may become a party to additional asbestos-related actions in the future. Worksafe is also party to a non-asbestos product liability action. While as indicated in Item 3. Legal Proceedings, of this Form 10-K, legal and settlement costs to Worksafe have not been material to date, Worksafe cannot, at this time, determine the outcome of these uncertainties which may have an adverse effect upon its future liquidity.

FORWARD LOOKING STATEMENTS

From time to time, information provided by Worksafe or statements made by its employees, or information provided in it filing with the Securities and Exchange Commission may contain forward-looking information. Any statements contained herein or otherwise made that are not statements of historical fact may be deemed to be forwarded-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans" and similar expressions are intended to identify forward-looking statements. Worksafe's actual future results may differ materially from those projections or statements made in such forward-looking information as a result of various risks and uncertainties, including, but not limited, to the following.

RISKS

Worksafe is a party to approximately 5,000 cases involving approximately 18,000 plaintiffs as of June 30, 2000 with respect to asbestos litigation and additional asbestos actions continue to be brought against it. During the year ended June 30, 2000 approximately 1,700 asbestos actions were instituted against Worksafe concerning approximately 10,500 plaintiffs and additional asbestos actions are anticipated in the future. To date, Worksafe believes that its insurance coverage has been adequate for those actions previously terminated, but there can be no assurances that such coverage will continue to be adequate in the future. Worksafe is unable to ascertain the total extent of its insurance applicable to asbestos claims against it or the extent to which its insurance carriers will provide coverage in the future. There can be no assurances that asbestos litigation will not have an adverse affect upon Worksafe. For a more complete discussion on asbestos litigation and Worksafe's insurance coverage, reference is made to Item 3 of this Form 10-K, and future filings under Forms 10-Q and Forms 10-K.

Worksafe has competitors that have greater financial, management, sales and technical resources than Worksafe. Worksafe's success also depends to a significant degree on the contributions of its key management. The loss of services of one or more key members of management could have an adverse affect upon Worksafe. Worksafe is also dependent upon Dupont which supplies Worksafe with Tyvek (R) which is used for various lines of Worksafe's limited-use products. Management believes that its current relationship with Dupont is satisfactory. Loss of Dupont as a supplier of Tyvek (R) would have a material adverse effect on Worksafe's operations. Worksafe is also required to maintain substantial inventory for its operations in order to meet the immediate requirements of its customers who require products on short notice. There can be no assurances that Worksafe will be able to maintain sufficient inventories or that Worksafe will not return to period where there is not sufficient working capital to maintain its inventories to meet the needs of its customers.

Worksafe also enjoys the benefits of various tax incentives with respect to its operations in Puerto Rico which are described in Item 1 of Part I of this Form 10-K. As Puerto Rico's tax exemptions are reduced or expired, Worksafe may be required to pay taxes on income earned in Puerto Rico. Worksafe is unable to predict the amount of such impact after such exemptions are reduced or expire.

Due to the foregoing, the market price of Worksafe's Common Stock may be volatile at times in response to fluctuations of Worksafe's operating results, changes in analyst earnings estimates, market conditions as well as general conditions and other factors general to Worksafe.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Worksafe's principal financial instrument is its revolving line of credit with Congress that provides for interest at the prime rate plus .75%. Worksafe is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under the revolving line of credit. A significant rise in the prime rate could materially adversely affect Worksafe's business, financial condition and results of operations. As of June 30, 2000, an aggregate principal amount of approximately $6,564,000 was outstanding under the revolver. If principal amounts outstanding under Worksafe's revolving line of credit remained at this level for an entire year, and the prime increased or decreased, respectively, by 1%, Worksafe would pay or save, respectively, an additional $65,600 in interest in that year. Worksafe does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

     The  following  sets  forth the names and ages of all of the  directors  of
Worksafe:

       Name                       Age     Office Held
       ----                       ---     -----------
       Lawrence Densen            42      President and Chief Executive Officer
       Alan E. Densen             66
       Anthony P. Towell          69      Senior Vice President and Secretary
       Jay Rothenberg             54
       James A. Favia             67
       Charles Holzberg           65
       Dr. Bruce Friedman         42

       The Board of Directors is divided into two classes. The terms of James Favia, Bruce Friedman, and Charles Holzberg do not expire until the annual meeting following fiscal year ended June 30, 2001 and when their successors are chosen. The terms of office of Lawrence Densen, Alan E. Densen and Anthony P. Towell expire following the next annual meeting and when their successors are chosen.

(b)    Identification of Executive Officers

       The following sets forth the names and ages of all executive officers of the registrant and the positions held by each:

                                          Officers and                                First Elected Officer
       Name                       Age     Position Held                               of Worksafe
       ----                       ---     -------------                               ---------------------
       Lawrence Densen            42      President and Chief Executive Officer       1986
       Anthony P. Towell          69      Senior Vice President and Secretary         1989
       Arthur Wasserspring        59      Vice President of Finance and
                                          Chief Financial Officer                     1997
       Richard Boyen(1)           59      Vice President of Manufacturing             1997

----------
(1)    During October, 2000 his employment was terminated by the Company.

       All of the above executive officers have been elected to serve until the next annual meeting of the Board of Directors or until their respective successors are elected and qualified.

(c)    Not applicable.

(d)    Lawrence Densen is the son of Alan E. Densen.

(e) Lawrence Densen became President and Chief Executive Officer of Worksafe effective March 1, 1997. Prior to this time, he served as Senior Vice-President and from 1986 a Vice-President of Worksafe. He has been a director of Worksafe since 1986. He is the son of Alan E. Densen.

       Alan E. Densen was Senior Vice-President until April 1999, has been a director of Worksafe since 1958 and Co-Chairman of the Board since March 1997. From 1958 through March 1, 1997 (except for the period from September 1993 to January 1994 when he served as Senior Vice-President), he served as President and Chief Executive Officer of Worksafe. He was also Treasurer and Chief Financial Officer of Worksafe through 1992. He is the father of Lawrence Densen.

       Anthony P. Towell is a Senior Vice-President and has been Secretary of Worksafe since 1993, as well as Vice-President and Co-Chairman of the Board since March 1997. From 1992 through February 1,1997, he served as Worksafe's Vice-President of Finance, Treasurer, and Chief Financial Officer, and from 1989 to 1992 he served as its Vice- President. He has been a director of Worksafe since 1989. In addition, he has been a director of Windswept Environmental Group, Inc. ("Windswept") (formerly Tradewinds, Inc.) since November 1996. He was a director from 1988 through September 1997 of Nytest Environmental Inc. ("Nytest"), a hazardous waste testing company. Mr. Towell was a director of Ameridata Technologies, Inc. ("Ameridata"), a provider of computer products and services, from 1991 to 1996. Since January 1998, Mr. Towell has been a director of GulfWest Oil Company, an oil exploration and production company. The common stock of Windswept and GulfWest Oil Company are registered under Section 12(g) of the Securities and Exchange Act of 1934 (the "Exchange Act"), and the common stock of Ameridata and GulfWest Oil Company were registered respectively under Section 12(g) and (b) of the Exchange Act.

       Jay Rothenberg has been a director of Worksafe since February 2000. He is President of Palm Sales Associates, a manufacturing representative company selling various industrial products. He devotes only a limited portion of his time to the business of Worksafe.

       James A. Favia has been a director of Worksafe since July 26, 1995. He has been a consultant during the past five years to Donald & Co. ("Donald"), which has acted in the past as Worksafe's investment advisor. He is a chartered financial analyst and has an MBA in finance that he obtained from New York University in 1959. He devotes only a limited portion of his time to the business of Worksafe.

       Charles Holzberg has been a director of Worksafe since December 5, 1996. He has been President, since 1975, of The Charles Holzberg Agency, Inc., a general agent for the sale of life insurance. He devotes only a limited portion of his time to the business of Worksafe.

       Dr. Bruce Friedman has been a director of Worksafe since April 16, 1997. Since 1988, he has served as President of the Flower Hill Chiropractic Office, P.C., where he is a chiropractic doctor. He devotes only a limited portion of his time to the business of Worksafe.

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, with the exception that the extension during December 1999 of the exercise date of warrants exercisable at $5.623 per share, held by Lawrence Densen, Alan E. Densen and Anthony P. Towell until March 31, 2005, was not reported until March 2000. This delay in filing Form 4's for such extensions was inadvertent.

Item 11.  Executive Compensation

Summary Compensation Table

The following describes the components of the total compensation of the CEO and each other executive officer of the Company whose total annual salary and bonus exceeds $100,000.

                           Summary Compensation Table

                  Annual Compensation                                                   Long term compensation
                  -------------------                                                   ---------------------
                                                                                Awards                             Payouts
                                                                       -----------------------------      --------------------------
                                                     Other                              Securities                         All
Name and                                             Annual            Restricted       underlying        LTIP             other
principal                  Salary     Bonus          compen-           stock            options/          payouts          compen-
position          Year     ($)        ($)            sation($)         award(s)($)      SARs(#)(1)        ($)              sation($)
--------          ----     ------     -----         ----------        ---------        ----------        ------           --------
Lawrence          2000     169,838      -0-          4,200             -0-                8,000            -0-              -0-
Densen,           1999     175,409   30,000          4,200             -0-               15,000            -0-              -0-
Pres/CEO          1998     121,441      -0-          4,200             -0-                1,500            -0-              -0-

Arthur            2000     102,921      -0-            -0-             -0-                  -0-            -0-              -0-
Wasser-           1999      98,526   20,000            -0-             -0-               10,000            -0-              -0-
spring,           1998      89,988      -0-            -0-             -0-                  -0-            -0-              -0-
VP of
Finance,
Treasurer
and CFO

Richard           2000     106,167      -0-            -0-             -0-                  -0-            -0-              -0-
Boyen,            1999     104,116      -0-            -0-             -0-                  -0-            -0-              -0-
VP of             1998      96,500      -0-            -0-             -0-                  -0-            -0-              -0-
Manufacturing
Operations

----------

(1) See below for all options granted and exercised during the last fiscal year.

       Options/SAR Grant Table

               Option/SAR Grants and Exercises in Last Fiscal Year
                      Option/SAR Grants in Last Fiscal Year
                               [Individual Grants]

            Number of               Percent of                                          Potential realizable value
            securities              total options/                                      at assumed annual rates
            underlying              SARs granted       Exercise                         of stock price apprecia-
            Options/SARs            in fiscal          or base        Expiration        tion for option term
Name        granted (#)             year               price($/Sh)    Date              5%                10%
-----       --------------          ------------       ------------   -----------       ----              -----
Lawrence
Densen,         8,000               12%                1.0625         11/04/04         $10,848           $13,689


Arthur
Wasser-
spring             --               --                    --            --               --                --


Richard
Boyen              --               --                    --            --               --                --

               Aggregated Option/sar Exercises in Last Fiscal Year
                          And Fy-end Option/sar Values

                                                     Number
                                                     of securities                     Value
                                                     underlying                        unexercised in-
                                                     unexercised                       the-money options
                  Shares                             SARs at FY-end (#)                SARs at FY-end($)
                  acquired on       Value            exercisable /                     exercisable /
Name              exercise (#)      realized ($)     unexercisable(1)                  unexercisable
-----             --------------    -----------      -------------                     -------------

Lawrence
Densen               --                --             191,264/68,000                     -0-/-0-

Arthur
Wasser-
spring               --                --             29,200/32,000                      -0-/-0-

Richard
Boyen                --                --             9,700/32,000                       -0-/-0-

--------------
(1)    Includes all options, rights and warrants owned by such person.

       Members of the board of directors who are not employees of the Company receive a fee of $500 for each board of directors meeting attended in person.

              EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL FEATURES

       As of July 1, 1995, Lawrence Densen entered into an employment agreement ("Employment Agreement") which provided for him to serve as the Company's Vice President for a term of five years. Effective March 1, 1997, Lawrence Densen signed a modification agreement (the "1997 Modification Agreement"). The 1997 Modification Agreement of Lawrence Densen changed his position with the Company to President. Pursuant to the 1997 Modification Agreement, the Company may terminate his Employment Agreement as a result of physical or mental disability, or failure or inability to perform required duties for a period of six (6) months in any two-year period. At the end of each fiscal year during the term of the Employment Agreement, it is automatically extended for one additional year to be added at the end of the then current term of the agreements, unless the Board of Directors determines not to extend the Employment Agreements. Lawrence Densen may also terminate his Employment Agreement upon 30 days written notice. He is also entitled to receive an annual bonus, which has been waived through June 30, 2000, equal to 3 1/3% of the Company's earnings before interest and taxes for the fiscal year ended June 2000 and each fiscal year thereafter during the term of the Employment Agreement, and he is also entitled to .75% of the Company's revenues in excess of $20.5 million which has also been waived through June 30, 2000.

The Employment Agreement entered into by Lawrence Densen includes provisions that provide for his right to terminate his Employment Agreement and thereby receive additional compensation, as provided below, in the event that he is not elected or retained as President or as a director of the Company; the Company acts to materially reduce his duties and responsibilities under the Employment Agreement; the Company changes its geographic location; his base compensation is reduced by 10% or more; any successor to the Company fails to assume the Employment Agreement; any other material breach of the Employment Agreement is not cured by the Company within 30 days; and a "Change of Control" occurs by which a person, other than a person who is an officer and/or director of the Company as of the effective date of the agreement, or a "group" as defined in
Section 13(d)(3) of the Securities

Exchange Act of 1934, becomes the beneficial owner of 20% or more of the combined voting power of the then outstanding securities of the Company or the composition of the board of directors changes so that officers of the Company no longer hold a majority of the seats.

In the event that Lawrence Densen terminates his position because of any of the aforesaid reasons other than a "Change of Control", or if the Company terminates his employment in any way that is a breach of the Employment Agreement by the employer, he shall be entitled to receive, in addition to his salary continuation, a cash payment equal to his total base salary plus projected expenses and bonuses for the remainder of the term thereof, payable within 30 days of termination and all stock options, warrants and other stock appreciation rights granted by the Company, with the exception of qualified incentive stock option plans, to them shall become immediately exercisable at an exercise price of $0.10 per share. In the event that he either owns or is entitled to receive any unregistered securities of the Company, than the Company shall register such securities. In the event that there is a "Change of Control", Lawrence Densen shall be paid within 30 days thereof a one-time bonus equal to his total minimum base salary for the next three years.

Arthur Wasserspring, Vice President of Finance and Richard Boyen, Vice President of Manufacturing Operations each have employment agreements with the Company. The agreements each terminate January 31, 2002 and automatically continues for an additional year to year thereafter, unless canceled by either party, at least a year in advance. Each agreement provides that the employee shall have the right to terminate his employment within six months of the withdrawal from the Company's board of directors of a majority of the board as constituted as of February 1, 1997, other than by reason of a voluntary resignation or demise of such directors and receive a one-time bonus equal to one dollar less than three times the present value of the base amount of the employee's salary, as determined in accordance with Section 280G of the Internal Revenue Code, as amended. Each agreement also provides that the employee may terminate his agreement and receive his compensation until the end of the agreement, and for the vesting of all options and warrants, if the employee is not retained in his position as officer, his duties are immediately reduced, the geographic location of where his duties are performed are changed, any successor employer does not assume their agreements or a material breach of the agreement by the employer. The Company terminated Richard Boyen's employment for cause during October, 2000. This may give rise to a claim by Richard Boyen for damages.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       (a) The following table sets forth, as of October 24, 2000, the ownership with respect to each person known to own beneficially more than 5% of the Company's common stock:

                           Name and Address of                Amount and Nature of               Percent
Title of Class             Beneficial Owner                   Beneficial Owner(1)                of Class(1)
--------------             --------------------               -------------------                -----------

Common Stock               Lawrence Densen                    296,814(2)                         16%
$0.12 par value            130 W. 10th Street
                           Huntington Station, NY

Common Stock               Alan E. Densen                     258,566(2)                         14%
$0.12 par value            130 W. 10th Street
                           Huntington Station, NY

Common Stock               Anthony P. Towell                  289,266(2)                         16%
$0.12 par value            130 W. 10th Street
                           Huntington Station, NY

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Includes 100,000 shares of Common Stock for each Messrs. L. Densen, A. Densen, and A. Towell, who are each trustees under a voting trust agreement dated April 17, 1997, (the "Voting Trust Agreement") by and among Eastco Glove Technologies, Inc., the Company, Steven Robins and Phillip Robins. The Voting Trust Agreement was a condition to the closing of a stock exchange agreement (the "Stock Exchange Agreement") dated April 17, 1997, by and among Eastco Glove Technologies, Inc., the Company, Steven Robins and Phillip Robins. Pursuant to the Stock Exchange Agreement and the Voting Trust Agreement, 100,000 shares of the Company's Common Stock were issued, said shares being issued in the names of Lawrence Densen, Alan E. Densen and Anthony P. Towell as trustees until the five (5) year term of the voting trust expires or Steven Robins or Phillip Robins desires to sell the shares after one year pursuant to Rule 144 of the Securities Act of 1933.

(b) The following table sets forth as of October 24, 2000, the number of shares of Common Stock owned by each of the present directors of the Company, together with certain information with respect to each:

                                                                      Shares
                               Director         Beneficially          Percent
Name                           Since            Owned  (1)            (1)
----                           -----            -----------           ------
Lawrence Densen                1986             296,814(2)            16%

Alan E. Densen                 1958             258,566(2)            14%

Anthony P. Towell              1989             289,266(2)            16%

Jay Rothenberg                 1999                9,000               *

James Favia                    1995               22,000               *

Charles Holzberg               1996               20,000               *

Dr. Bruce Friedman             1997               19,000               *

-------------------
*    Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Includes 100,000 shares of Common Stock for each Messrs. L. Densen, A. Densen, and A. Towell, who are each trustees under a voting trust agreement dated April 17, 1997, (the "Voting Trust Agreement") by and among Eastco Glove Technologies, Inc., the Company, Steven Robins and Phillip Robins. The Voting Trust Agreement was a condition to the closing of a stock exchange agreement (the "Stock Exchange Agreement") dated April 17, 1997, by and among Eastco Glove Technologies, Inc., the Company, Steven Robins and Phillip Robins. Pursuant to the Stock Exchange Agreement and the Voting Trust Agreement, 100,000 shares of the Company's Common Stock were issued, said shares being issued in the names of Lawrence Densen, Alan E. Densen and Anthony P. Towell as trustees until the five (5) year term of the voting trust expires or Steven Robins or Phillip Robins desires to sell the shares after one year pursuant to Rule 144 of the Securities Act of 1933.

As of October 24, 2000, the directors and executive officers of the Company, nine persons, owned of record and beneficially a total of 714,646 shares representing approximately 33% of the Common Stock of the Company. The stated ownership of these shares assumes the exercise of 598,694 shares issuable upon the exercise of options, rights and warrants exercisable within 60 days of October 20, 2000, but reflects the ownership of the shares described in the preceding footnote (2) above for each of the three directors named therein, only once.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A group of investors (the "Associates") held a first mortgage on the Company's executive offices in Huntington Station, New York in the principal amount of approximately $352,000 as of May 23, 2000, which was satisfied as of that date. The wife of Anthony P. Towell, an executive officer and director of the Company, Charles Holzberg, director of the Company and the wife of Alan E. Densen, a director, together own approximately 40% thereof. During the fiscal year ended June 30, 2000 and prior to payment in full of the mortgage, the Company paid Associates $71,092 in principal and interest on the mortgage of which $42,769 constituted interest. The first mortgage held by Associates, which was issued in 1992 and upon which interest was being paid at the rate of 14%, was scheduled to come due on July 1, 1997, in the amount of approximately $434,000. Associates and the Company agreed to extend the mortgage for five years with interest at 12% per annum or 3% over prime, whichever is greater. On May 23, 2000 the Company obtained a new mortgage from a non-affiliate bank and paid off the mortgage to Associates in full.

The Company has extended from March 31, 2000 to March 31, 2005, the exercise date of warrants to acquire 41,618 shares at $5.623 held by each Lawrence Densen, Alan E. Densen and Anthony P. Towell.

Considering the circumstances of each transaction, the Company believes that all transactions heretofore with officers/directors and shareholders of the Company and their affiliates have been made, and in the future will be made, on terms no less favorable to the Company than those available from unaffiliated parties and will be approved by a majority of the disinterested directors.

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference to the registrant's Registration Statement on Form SB-2 (No. 333-09517), as filed on August 2, 1996, and as amended:

Exhibit           Description of Exhibit
-------           ----------------------
1.01              Form of Standby Agreement (with Royce Investment Group Inc.)
3.01              Certificate of Incorporation, as amended
3.01.1            Certificate of Amendment to Certificate of Incorporation filed August 12, 1996
3.01.2            Certificate of Amendment to Certificate of Incorporation dated February 15, 1989
3.02              By-Laws
3.02.1            Amendments to By-Laws adopted September 1996
4.06              Form of Underwriters (Royce Investment Group Inc.) Warrant
10.01             Employment Agreement with Alan E. Densen, dated as of July 1, 1995
10.02             Employment Agreement with Lawrence Densen, dated as of July 1, 1995
10.03             Employment Agreement with Anthony P. Towell, dated as of July 1, 1995
10.05             Amendment to Financing Agreements with Congress Dated July 1996
10.07             Form of Modification Agreement to Employment Agreements with Alan Densen, Lawrence Densen and Anthony Towell and Waiver
99.01             1996 Incentive Stock Option Plan as amended to date
99.02             1996 Non-Qualified Stock Option Plan as amended to date
99.03             Form of Warrants held by Anthony Towell dated January 31, 1994 (and whose exercise date has been extended to March 31, 2005)
99.04             Form of Option Agreements granted as of January 20, 1995, with Alan Densen, Anthony Towell and
                  Lawrence Densen
99.06             Primary insurance coverage for asbestos for Worksafe
99.07             Excess insurance coverage for asbestos for Worksafe
99.08             Insurance coverage for Puerto Rico Safety Equipment Corporation for asbestos
99.09             Defense and indemnity agreement dated March 26, 1990
99.10             Defense and indemnity agreement dated May, 1991
99.11             Letters between L'Abbate & Balkan, counsel for Eastco and Wilentz, Goldman & Spitzer, counsel for plaintiffs' attorneys, dated February 3, 1994, and March 14, 1994, respectively, with respect to settlement of New York cases

The following exhibits are incorporated by reference to Worksafe's Annual Reports on Forms 10-K for the periods indicated:

For the year ended June 30, 1998:

10.01.1 Modification to employment agreement with Alan E. Densen dated March 1, 1997

10.02.1 Modification to employment agreement with Lawrence Densen dated March 1, 1997

10.03.1 Modification to employment agreement with Anthony P. Towell dated March 1, 1997

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

For the year ended June 30, 1999:

4.01      Form of Common Stock Certificate

10.16     Amendment Number 10 to line of credit agreement with Congress

10.17     Amendment Number 11 to line of credit agreement with Congress

21.01     Subsidiaries of the Registrant

The following exhibit is incorporated by reference to Worksafe's Form 10-Q for the quarterly period ended December 31, 1998:

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


The following exhibits are incorporated by reference to Worksafe's Form 8-K filed on January 26, 1999:

10.14 Asset Purchase Agreement between the registrant and Arbill Industries Inc. dated December 14, 1998 (without exhibits and schedules)

10.15     Amendment Number 9 to line of credit agreement with Congress


The following exhibits are annexed hereto:

10.04 Accounts Financing Agreement (Security Agreement), Covenants Supplement to Accounts Financing Agreement (Security Agreement), Inventory Loan Agreement and Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement (Security Agreement) executed as of October 1, 1991,with Congress.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 WORKSAFE INDUSTRIES INC.

                 By: /s/ LAWRENCE DENSEN                 Date: November 13, 2000
                     -------------------
                       LAWRENCE DENSEN
                       President and Chief Executive Officer

                 By: /s/ ARTHUR WASSERSPRING             Date: November 13, 2000
                     -----------------------
                       ARTHUR WASSERSPRING
                       Vice President of Finance
                          and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:  /s/ LAWRENCE DENSEN                Date: November 13, 2000
                      -------------------
                        LAWRENCE DENSEN
                        Director

                 By:  /s/ ALAN E. DENSEN                 Date: November 13, 2000
                      ------------------
                       ALAN E. DENSEN
                       Director

                 By: /s/ CHARLES HOLZBERG                Date: November 13, 2000
                     --------------------
                      CHARLES HOLZBERG
                      Director

                 By: /s/ JAY ROTHENBERG                  Date: November 13, 2000
                     ------------------
                       JAY ROTHENBERG
                       Director

                 By: /s/ ANTHONY P. TOWELL               Date: November 13, 2000
                     ---------------------
                      ANTHONY P. TOWELL
                     Director

                 By: /s/ JAMES A. FAVIA                  Date: November 13, 2000
                     ------------------
                       JAMES A FAVIA
                       Director

                 By: /s/ BRUCE FRIEDMAN                  Date: November 13, 2000
                     ------------------
                       BRUCE FRIEDMAN
                       Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Worksafe Industries Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Worksafe Industries Inc. (a New York corporation) and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. These financial statements and the Schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worksafe Industries Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements for fiscal 2000 have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered a significant loss from continuing operations in fiscal year 2000, has negative working capital, and is in technical default of certain loan covenants contained in its line of credit agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                          /s/ARTHUR ANDERSEN LLP


Melville, New York
November 8, 2000

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,
                                                                              ----------------------------
                                ASSETS                                             2000            1999
                                                                              ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                $         --    $    129,352
     Accounts receivable, net of allowance for doubtful
        accounts of $80,500 and $72,500, respectively                            4,202,401       3,485,813
     Inventories                                                                 5,263,245       4,582,581
     Other current assets                                                          598,516         812,868
     Net assets of discontinued operation                                               --         205,142
                                                                              ------------    ------------
                 Total current assets                                           10,064,162       9,215,756

PROPERTY, PLANT AND EQUIPMENT, net                                               2,161,123       2,112,886
EXCESS OF COST OVER NET ASSETS ACQUIRED                                            380,865         403,547
OTHER ASSETS                                                                        75,411          73,832
                                                                              ------------    ------------
                 Total assets                                                 $ 12,681,561    $ 11,806,021
                                                                              ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Loans payable                                                            $  6,563,839    $  5,698,642
     Accounts payable                                                            3,710,860       2,289,220
     Accrued expenses and other liabilities                                        297,980         226,580
     Current portion of long-term debt                                              43,336         151,411
                                                                              ------------    ------------
                 Total current liabilities                                      10,616,015       8,365,853

LONG-TERM DEBT                                                                     692,964         396,447
                                                                              ------------    ------------
                 Total liabilities                                              11,308,979       8,762,300
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 9 and 11)

SHAREHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value; authorized 1,000,000 shares;
        no shares issued and outstanding
     Common stock, $.12 par value; authorized 20,000,000 shares;
        1,686,579 shares issued and outstanding                                    202,390         202,390
     Additional paid-in capital                                                  9,844,338       9,844,338
     Accumulated deficit                                                        (8,674,146)     (7,003,007)
                                                                              ------------    ------------
                 Total shareholders' equity                                      1,372,582       3,043,721
                                                                              ------------    ------------
                 Total liabilities and shareholders' equity (deficit)         $ 12,681,561    $ 11,806,021
                                                                              ============    ============


The accompanying notes are an integral part of these consolidated balance sheets.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Years Ended June 30,
                                                   --------------------------------------------
                                                        2000            1999            1998
                                                   ------------    ------------    ------------
NET SALES                                          $ 27,101,030    $ 24,093,811    $ 24,807,480

COST OF GOODS SOLD                                   24,046,504      20,659,453      20,644,336
                                                   ------------    ------------    ------------

               Gross profit                           3,054,526       3,434,358       4,163,144

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          4,058,270       2,914,617       3,390,604
                                                   ------------    ------------    ------------

(LOSS) INCOME FROM OPERATIONS                        (1,003,744)        519,741         772,540

OTHER INCOME, net                                       (15,201)        (72,768)        (44,166)

INTEREST EXPENSE                                        682,596         563,451         561,128
                                                   ------------    ------------    ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS             (1,671,139)         29,058         255,578

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                     --        (1,454,167)       (744,063)
     Gain on sale of discontinued operation                --           532,972            --
                                                   ------------    ------------    ------------
               Net loss                            $ (1,671,139)   $   (892,137)   $   (488,485)
                                                   ============    ============    ============

BASIC AND DILUTED PER SHARE INFORMATION:
     (Loss) Income from continuing operations      $       (.99)   $        .02    $        .15
     Loss from discontinued operations                     --              (.87)           (.44)
     Gain on sale of discontinued operation                --               .32            --
                                                   ------------    ------------    ------------
     Net loss                                      $       (.99)   $       (.53)   $       (.29)
                                                   ============    ============    ============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
     Basic                                            1,686,579       1,684,246       1,683,079
                                                   ============    ============    ============
     Diluted                                          1,686,579       1,691,452       1,696,336
                                                   ============    ============    ============


The accompanying notes are an integral part of these consolidated statements.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                      Common Stock         Additional                     Total
                                                               ------------------------     Paid-In      Accumulated   Shareholders'
                                                                Shares          Amount      Capital        Deficit        Equity
                                                               -----------   ----------    -----------   -----------   -------------
BALANCE, June 30, 1997                                           1,683,079   $   201,970   $ 9,807,708   $(5,622,385)   $ 4,387,293
     Net loss                                                         --            --            --        (488,485)      (488,485)
                                                               -----------   -----------   -----------   -----------    -----------
BALANCE, June 30, 1998                                           1,683,079       201,970     9,807,708    (6,110,870)     3,898,808
     Stock-based compensation                                         --            --          32,500          --           32,500
     Shares issued upon exercise of stock options                    3,500           420         4,130          --            4,550
     Net loss                                                         --            --            --        (892,137)      (892,137)
                                                               -----------   -----------   -----------   -----------    -----------
BALANCE, June 30, 1999                                           1,686,579       202,390     9,844,338    (7,003,007)     3,043,721
     Net loss                                                         --            --            --      (1,671,139)    (1,671,139)
                                                               -----------   -----------   -----------   -----------    -----------
BALANCE, June 30, 2000                                           1,686,579   $   202,390   $ 9,844,338   $(8,674,146)   $ 1,372,582
                                                               ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 For the Years Ended June 30,
                                                                                     ----------------------------------------------
                                                                                          2000             1999             1998
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income from continuing operations                                    $ (1,671,139)    $     29,058     $    255,578
     Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                    280,709          244,621          236,307
         Provision for losses on accounts receivable                                       12,151           46,248           16,000
         Loss on disposal of fixed assets                                                    --             16,173             --
         Stock-based compensation expense                                                    --             32,500             --
         Net changes in assets and liabilities:
              Accounts receivable                                                        (728,739)          22,441       (1,012,890)
              Inventories                                                                (680,664)       1,789,045       (1,602,036)
              Other current assets                                                        214,352         (306,981)         (49,290)
              Other assets                                                                 (1,579)         (49,038)          36,544
              Accounts payable                                                          1,421,640       (1,099,830)       1,127,056
              Accrued expenses and other liabilities                                       71,400          (54,989)          57,772
                                                                                     ------------     ------------     ------------
                    Total adjustments                                                     589,270          640,190       (1,190,537)
                                                                                     ------------     ------------     ------------
                    Net cash (used in) provided by operating activities                (1,081,869)         669,248         (934,959)
                                                                                     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                               (306,264)         (97,814)        (280,888)
                                                                                     ------------     ------------     ------------
                    Net cash used in investing activities                                (306,264)         (97,814)        (280,888)
                                                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                                                            650,000             --               --
     Long-term debt repayments                                                           (461,558)        (268,053)        (274,320)
     Borrowings under line of credit                                                   15,233,050       31,095,163       35,919,028
     Repayments under line of credit                                                  (14,367,853)     (33,586,363)     (33,146,861)
     Proceeds from exercise of stock options                                                 --              4,550             --
                                                                                     ------------     ------------     ------------
                    Net cash provided by (used in) financing activities                 1,053,639       (2,754,703)       2,497,847
                                                                                     ------------     ------------     ------------

Net cash (used in) provided by continuing operations                                     (334,494)      (2,183,269)       1,282,000
Net cash provided by (used in) discontinued operations                                    205,142           (4,218)      (1,171,133)
Net cash provided by sale of discontinued operations                                         --          2,093,714             --
                                                                                     ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (129,352)         (93,773)         110,867

CASH AND CASH EQUIVALENTS, beginning of year                                              129,352          223,125          112,258
                                                                                     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of year                                               $       --       $    129,352     $    223,125
                                                                                     ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for -
         Interest                                                                    $    695,343     $    779,443     $    879,406
                                                                                     ============     ============     ============
         Income taxes                                                                $      5,430     $      3,832     $      8,454
                                                                                     ============     ============     ============


The accompanying notes are an integral part of these consolidated statements.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


1.   BUSINESS AND ORGANIZATION

Worksafe Industries Inc. and subsidiaries (the "Company") is a corporation organized and existing under the laws of the State of New York, having been incorporated since May 15, 1958. The Company manufactures limited-use and reusable clothing and safety products sold to distributors for end use by manufacturers, utilities, hospitals, glass handlers and others. Products include headwear, hoods, coveralls, aprons, lab coats, gloves, and suits for handling hazardous materials. Most sales come from disposable apparel made of E.I. DuPont DeNemours Company's Tyvek(R), a spun bonded polyolefin. Products made of Tyvek(R) accounted for approximately 70%, 67% and 75% of net sales for the years ended June 30, 2000, 1999 and 1998, respectively. The Company has sales representatives and independent distributors in the United States and Puerto Rico.

The Company has incurred a net loss of $1,671,139 in fiscal 2000 and an unaudited loss of approximately $268,000 in the first quarter of fiscal 2001. The net loss was primarily due to a negative inventory discrepancy, between the Company's physical inventory count and the amount recorded on the general ledger, which was discovered in connection with the completion of the fiscal 2000 year-end closing. Management believes that this discrepancy occurred in the fourth quarter. The Company is currently investigating the cause of this discrepancy and has notified its insurance carriers of its intention to file a claim, although there can be no assurance that the Company will be awarded any benefit as a result of any claim filed. The Company has negative working capital and negative cash flows from operations. As a result, the Company is in technical default of certain loan covenants contained in its line of credit agreement with Congress Financial Corporation ("Congress"), whereby Congress has the right to demand repayment of all amounts outstanding under the line. To date, Congress has not demanded repayment.

Congress has been advised of the net loss and technical defaults that have caused the Company's current negative working capital position. While there is no formal agreement, Congress has been providing the Company with an overdraft facility, and the Company has been engaged in ongoing discussions with Congress in an effort to obtain additional increases in availability. The Company is also considering alternative financing sources such as strategic investors and lenders.

Management has been developing a broad operational plan, which provides for personnel reductions, alternative sources of lower cost raw materials, consolidation of certain manufacturing operations, reconfiguration of sales territories and lower sales commissions. Management believes that with the successful execution of this plan, and the necessary financing arrangement, they will have sufficient working capital to continue in operations for the next 12 months. However, there can be no assurance that the Company will be able to obtain the necessary financing, at favorable terms, needed to implement this plan. Additionally, even with the necessary financing, due to uncertainties involved in the execution of this plan, many of which are outside the control of the Company, there can be no assurance that the Company will be able to successfully implement this plan. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

2.   SIGNIFICANT ACCOUNTING POLICIES

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

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


Depreciation and Amortization

Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining term of the lease.

Excess of Cost over Net Assets Acquired

The excess of cost over the net assets of a business acquired in April 1997 is being amortized on a straight-line basis over its estimated useful life of 20 years. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates this asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management believes that there is no impairment of this asset as of June 30, 2000.

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

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. For the years ended June 30, 2000, 1999 and 1998, there were no items that gave rise to comprehensive income.

Segment Information

The Company complies with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company is organized and operates in one operating segment, the manufacturing of protective clothing and safety products that are sold to distributors for end use by manufacturers, utilities, hospitals and others. As a result, no segment information has been provided for the years ended June 30, 2000, 1999 or 1998.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

Common stock equivalents were excluded from the computation for the year ended June 30, 2000, as the inclusion of their impact would be anti-dilutive. The number of dilutive common share equivalents included in diluted earnings per share was 7,206 and 13,257 for the years ended June 30, 1999 and 1998, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

Shipping and Handling Costs

In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue.

Further, a consensus was reached that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, "Disclosures of Accounting Policies." A company may adopt a policy of including shipping and handling costs in cost of goods sold. If shipping costs are significant and are not included in costs of goods sold, a company should disclose both the amounts of such costs and the line items on the statement of operations that included them.

This issue will require a restatement of prior periods for changes in classification. This consensus is effective for the Company beginning with the fourth quarter of fiscal 2001. The Company is in the process of quantifying the impact of the adoption of this issue, which will not change previously reported
(loss) income from operations or net loss.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


3.   DISCONTINUED OPERATIONS

In January 1999, the Company sold its distribution division to Arbill Industries, Inc. ("Arbill"), realizing net cash proceeds of approximately $2,094,000. In addition, the Company also received a $315,000 note receivable. This division specialized in the distribution of industrial safety products manufactured by third parties. The sale resulted in a gain of approximately $533,000. As a result of this transaction, the fiscal 1999 and 1998 operating results, net assets and cash flows of the distribution division are reported as a discontinued operation.

Summarized financial information for this discontinued operation as of June 30, 1999 and 1998, and for the fiscal years then ended is as follows:

                                                       1999            1998
                                                  ------------    -------------
     Net sales                                    $  4,240,767    $   9,531,558
     Gross profit                                      569,721        1,553,008
     Loss from discontinued operations              (1,454,167)        (744,063)
     Current assets                                    205,142        4,302,161
     Total assets                                      205,142        4,325,654
     Current liabilities                                 --           1,109,821
     Net assets of discontinued operations             205,142        3,215,833

4.   INVENTORIES

Inventories consist of the following as of June 30, 2000 and 1999:

                                                      2000             1999
                                                  -----------     -------------
     Raw materials                                $   981,235     $   1,571,734
     Work-in-process                                  955,236         1,040,826
     Finished goods                                 3,326,774         1,970,021
                                                  -----------     -------------
              Total                               $ 5,263,245     $   4,582,581
                                                  ===========     =============

5.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is comprised of the following as of June 30, 2000 and 1999:

                                                                                       Estimated
                                                                                         Useful
                                                            2000          1999        Life in Years
                                                       -----------    -----------     -------------
     Land                                              $   382,000    $   382,000            N/A
     Building and leasehold improvements                   936,232        867,009         5 - 40
     Machinery and equipment                             2,278,193      2,144,065         3 - 10
     Furniture and fixtures                                262,115        159,196         7 - 10
                                                       -----------    -----------
                                                         3,858,540      3,552,270

     Less: Accumulated depreciation and amortization    (1,697,417)    (1,439,384)
                                                       -----------    -----------
                                                       $ 2,161,123    $ 2,112,886
                                                       ===========    ===========

Depreciation and amortization expense for property, plant and equipment for the fiscal years ended June 30, 2000, 1999 and 1998 amounted to approximately $258,000, $222,000 and $214,000, respectively.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


6.   INCOME TAXES

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets based on differences between the financial accounting and income tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

While SFAS No. 109 requires the recognition of a deferred tax asset for the benefit of net operating loss carryforwards, it also requires the recognition of a valuation allowance when it is more likely than not that such benefit will not be realized. As a result of the Company's history of losses, a full valuation allowance, equal to the net deferred tax assets, has been recorded as of June 30, 2000 and 1999.

Deferred income taxes relate to the following temporary differences and carryforwards as of June 30, 2000 and 1999:

                                                                   2000           1999
                                                               -----------    -----------
     Deferred tax assets:
          Net operating loss carryforwards                     $ 3,192,000    $ 2,584,000
          Allowance for doubtful accounts and credits               44,000         92,000
          Tax basis adjustments to inventory                       115,000         89,000
          Other accruals                                            30,000         22,000
                                                               -----------    -----------
                                                                 3,381,000      2,787,000
                                                               -----------    -----------

     Deferred tax liabilities:
          Accelerated depreciation of property and equipment       152,000         55,000
                                                               -----------    -----------
                                                                   152,000         55,000
                                                               -----------    -----------

          Balance                                                3,229,000      2,732,000
          Less: Valuation allowance                             (3,229,000)    (2,732,000)
                                                               -----------    -----------
     Net deferred income taxes after valuation allowance       $      --      $      --
                                                               ===========    ===========

Two wholly-owned Puerto Rico-based subsidiaries have been granted exemptions from paying Puerto Rico income taxes under provisions of the Puerto Rico Industrial Tax Exemption Act of 1963, provided that such subsidiaries continue to meet the terms and conditions of their grants. One subsidiary's exemption expired on June 30, 1999. This subsidiary has applied for an extension of this exemption and is awaiting approval. If granted, the extension would be for ten years and would impose an income tax rate of 5% on the taxable income, and may grant the Company a 75% exemption on the corresponding property tax, municipal tax and other taxes. The second subsidiary has received a 90% exemption from Puerto Rico income and property taxes and a 60% exemption from Puerto Rico municipal income taxes until June 2006. These subsidiaries have elected, pursuant to Section 936 of the Internal Revenue Code, to receive credits equivalent to the amount of federal income taxes that would otherwise be due on their income.

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

Dividends, if paid by the Puerto Rico-based subsidiaries, are subject to a withholding tax of 10%. However, no taxes have been provided on their aggregate undistributed earnings (approximately $194,000 as of June 30, 2000), as it is management's intention to reinvest such earnings indefinitely.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


The following is a reconciliation between the tax benefit at the federal statutory tax rate and the effective tax rate:

                                                                               For the Years Ended June 30,
                                                                       -------------------------------------------
                                                                          2000             1999             1998
                                                                       ---------        ---------        ---------
     Income tax benefit at the statutory rate                          $(568,000)       $(303,000)       $(166,000)
     Effect of net operating loss of Puerto Rico-based
       subsidiaries for which there is no current tax benefit            161,000          177,000          256,000
     Effect of domestic net operating loss for which there is no
       current tax benefit                                               407,000          126,000             --
     Benefit of utilization of net operating loss carryforwards             --               --            (90,000)
                                                                       ---------        ---------        ---------
                       Actual income tax expense                       $    --          $    --          $    --
                                                                       =========        =========        =========

As of June 30, 2000, the Company has net operating loss carryforwards of approximately $8,400,000 for federal income tax purposes. The Company's domestic operations generated taxable income in fiscal 1998, for which it utilized approximately $337,000 of net operating loss carryforwards. Such carryforwards expire from 2005 through 2020. As a result of the private placement offering in June 1996, the amount of the loss carryforwards which can be utilized to offset future taxable income will be limited to approximately $345,000 per year, plus any loss carryforwards incurred after June 30, 1996. However, to the extent such annual limitation is not utilized in any year, it may be further carried forward until the carryforward would have otherwise expired.

7.   LOANS PAYABLE

Loans payable as of June 30, 2000 and 1999 are comprised of borrowings under the
Company's  line  of  credit  agreement  with  Congress   Financial   Corporation
("Congress").

The Company amended and extended its line of credit agreement with Congress during June 1999. The line, which expires in October 2002, provides for borrowings of up to $8,000,000 with interest payable monthly at 1% above the prime rate (9.5% as of June 30, 2000), plus an unused line fee of 1/4% per year. Borrowings are limited to 85% of eligible accounts receivable, as defined, and 55% of eligible inventory, as defined. The maximum amount of inventory borrowings is $3,600,000. The loans are subject to certain working capital and tangible net worth requirements and are collateralized by all assets of the Company not previously pledged under other loan agreements. The loan agreement prohibits the payment of dividends by the Company.

As of June 30, 2000, the Company is in technical default of certain loan covenants contained in its line of credit agreement with Congress, whereby Congress has the right to demand repayment of all amounts outstanding under the line. To date, Congress has not demanded repayment.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


8.   LONG-TERM DEBT

Long-term debt is comprised of the following as of June 30, 2000 and 1999:

                                                                                                            2000           1999
                                                                                                        --------       --------
            Mortgage payable, with interest at 9.15% per annum,
               collateralized by the underlying premises, improvements and fixtures (a)                 $650,000       $   --
            Mortgage payable, with interest at 12% per annum, collateralized by land,
               building and personal property (b)                                                           --          377,426
            Mortgage  payable,  with  interest  at 1 1/4% above  the  prime  rate,
               collateralized by all assets of the Puerto Rico-based subsidiaries (c)                       --           29,931
            Term loan,  with interest at 1 1/4% above the prime rate,  collateralized
               by all assets of the Company not previously pledged (d)                                      --           30,759
            Guaranteed payments for the 1997 acquisition of the glove manufacturing
               division (e)                                                                               40,500        100,167
            Other                                                                                         45,800          9,575
                                                                                                        --------       --------
                              Total                                                                      736,300        547,858
                                                                                                        ========       ========
                              Less: Current portion                                                       43,336        151,411
                                                                                                        --------       --------
                                       Noncurrent portion                                               $692,964       $396,447
                                                                                                        ========       ========

     Maturities of long-term debt are as follows:

              Year Ending June 30:
                     2001                 $ 43,336
                     2002                   41,879
                     2003                   26,828
                     2004                   24,608
                     2005                  599,649
                                          --------
                           Total          $736,300
                                          ========

(a) The mortgage commenced on May 23, 2000, and is payable in monthly installments of $5,911 including interest at 9.15% per annum, beginning July 1, 2000 and continuing until May 1, 2005, with a final principal payment of approximately $584,000 payable on June 1, 2005. Provided that no defaults occur, the Company has the option to extend the maturity date for five years. The proceeds received were used, in part, to satisfy an existing mortgage.

     Additionally, under the terms of the mortgage, should Congress demand repayment of the line of credit (Note 7), the Company would be in default of the mortgage, which would become due and payable in full.

(b) The mortgage, as amended, with monthly payments of $6,223 including interest at 12.0% per annum until July 2002, at which point a final principal payment of approximately $275,000 was payable, was paid in full in May 2000 with the proceeds from a new mortgage. Approximately 38% of this mortgage was held by a group of investors which included the spouse of a certain officer and director, the spouse of another director, a current director, and a past director of the Company. Interest on the mortgage aggregated approximately $39,000, $47,000 and $46,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

(c) The mortgage was payable in monthly installments of $7,690 including interest, until October 1999. The funds received were used for the 1997 acquisition of the glove manufacturing division.

(d) The term loan was payable in monthly installments of $7,483 including interest, until October 1999. The funds received were used for the 1997 acquisition of the glove manufacturing division.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


(e) This amount is comprised of guaranteed payments due to two individuals in connection with the 1997 acquisition of the glove manufacturing division. One individual is entitled to 10% of the glove manufacturing division's income before taxes, as defined, for the five-year period commencing July 1, 1997, up to a maximum of $180,000, but in no event less than $18,000 per year. In 1997, the Company accrued for the $90,000 minimum payment. The second individual entered into a consulting agreement with the Company for the three-year period commencing April 17, 1997, which called for a fee of $50,000 per year, payable in monthly installments. In 1997, the Company accrued for the entire $150,000 required payment, the final payment of which was made in fiscal 2000. The $240,000 aggregate minimum payments accrued were due regardless of continued employment. No imputed interest was recorded on these payments as the effect would not have been material.

9.   SHAREHOLDERS' EQUITY

Preferred Stock

In August 1996,  the  shareholders  of the Company  approved an amendment to the
Company's   Certificate  of  Incorporation  to  authorize  1,000,000  shares  of preferred stock. As of June 30, 2000, no preferred shares have been issued.

Common Stock

In October 1996, the Company sold, pursuant to a combination shareholder rights and public offering, 703,591 units at $5.00 per unit, with each unit consisting of one share of common stock and one Class B warrant. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $6.25 per share during the period from one year to three years after the closing date of the offering. These warrants expired in October 1999. The Company also sold to the offering agent/underwriter, for a total value of $7.00, warrants to purchase 70,359 units. The warrants are exercisable at $6.00 per unit until October 2001. In addition, the Company entered into a one-year consulting agreement with the offering agent/underwriter for approximately $70,000.

Private Placements

In June 1996, the Company issued, in a private placement, 10 1/2 units at $57,000 per unit. Each unit consists of 38,000 shares of the Company's common stock. The net proceeds to the Company, net of fees to the placement agent and other expenses, were approximately $501,000. The proceeds were used to repay a $500,000 bridge loan obtained in May 1996. In July 1996, three additional units were sold for net proceeds of approximately $165,000. In connection with the foregoing transactions, the Company issued three-year warrants to purchase 2,500 shares of common stock at $10.00 per share, all of which expired in October 1999.

Other Warrants

In May 1996, warrants to purchase 9,003 shares of the Company's common stock were granted to each of the Company's then President and two of the Vice-Presidents, in exchange for their guarantees on over-advances by Congress. The warrants are exercisable until February 23, 2001 at $5.35 per share.

In July 1995, the Company issued to a consulting firm, which was the employer of a then-new director of the Company, a five-year warrant to purchase 12,500 shares of the Company's common stock at $12.50 per share. This warrant expired subsequent to June 30, 2000.

In January 1994, a corporate officer/director of the Company purchased a warrant from a prior lender of the Company, and then sold one-third portions of the warrant to each of two other corporate officers of the Company. The warrant was for the purchase of 124,854 shares at $5.62 per share. During fiscal 2000, the expiration date of this warrant was extended from March 31, 2000 until March 31, 2005. This modification was immaterial to the fair value of the warrant.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


Incentive Stock Option Plans

The Company's 1992 Incentive Stock Option Plan provided for the granting of options for up to 20,000 shares of the Company's common stock until December 2002. As of June 30, 2000, options to purchase 300 shares at $27.50 per share are outstanding and exercisable. The Company has agreed not to issue any additional options under this plan.

The Company's 1994 Incentive Stock Option Plan provides for the granting of options for up to 10,000 shares of the Company's common stock until January 2004. As of June 30, 2000, options to purchase 8,500 shares at $10.63 per share are outstanding and exercisable.

In August 1996, the shareholders approved the adoption of the 1996 Incentive Stock Option Plan, which provides for the granting of options to key employees for up to 300,000 shares of the Company's common stock until May 2006. As of June 30, 2000, 277,900 stock options were granted to employees at exercise prices ranging from $1.30 to $2.63, of which 241,900 are exercisable. Of these options, 10,000 will vest over the next two years; the remaining options will vest based upon the Company achieving certain sales and income requirements, or in five years, whichever is earlier.

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

Transactions under the above Incentive Stock Option plans are summarized as follows:

                                                                   June 30, 2000          June 30, 1999         June 30, 1998
                                                                 -------------------   --------------------  -------------------
                                                                            Weighted               Weighted             Weighted
                                                                             Average               Average               Average
                                                                            Exercise               Exercise             Exercise
                                                                  Shares     Price      Shares      Price     Shares      Price
                                                                 -------    --------   -------     --------  -------     -------

     Outstanding at beginning of year                            289,300     $ 2.66    239,900     $ 2.58    241,065     $ 2.66
          Granted                                                   --         --       76,200       2.19      1,400       2.58
          Forfeited                                                 (200)      2.50     (7,000)      2.50       (400)      2.25
          Exercised                                                 --         --       (3,500)      1.30       --         --
          Expired/Canceled                                        (2,400)      2.43    (16,300)      2.44     (2,165)     12.08
                                                                                                   ------    -------     ------

     Outstanding at end of year                                  286,700     $ 2.66    289,300     $ 2.66    239,900     $ 2.58
                                                                 =======               =======                ======
     Exercisable at end of year                                  250,700     $ 2.65    140,200     $ 2.83     68,300     $ 3.41
                                                                 =======               =======                ======
     Weighted-average fair value of
        options granted                                             $ --                 $2.04                 $2.34

Other Stock Options

1996 Stock Options

In August 1996, the shareholders approved the adoption of the 1996 Non-Qualified Stock Option Plan, which provides for the granting of options for up to 300,000 shares of the Company's stock until August 2006. As of June 30, 2000, 180,000 non-qualified stock options were granted to employees under the 1996 Non-Qualified Stock Option Plan at exercise prices ranging from $2.25 to $3.44 per share, of which 158,292 are exercisable as of June 30, 2000.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


1995 Stock Options

In January 1995, the Board of Directors granted, to the Company's then President and two Vice-Presidents, ten-year non-qualified options to purchase 249,708 shares at $5.17 per share, of which 124,854 are exercisable as of June 30, 2000. The remaining options are exercisable after five years, but may become exercisable sooner upon the Company achieving certain pretax earnings targets.

Other non-qualified options outstanding and exercisable as of June 30, 2000, under prior year grants, aggregate 3,108 shares at exercise prices ranging from $16.88 to $30.00 per share.

Non-qualified stock option activity is summarized as follows:

                                                                   June 30, 2000          June 30, 1999         June 30, 1998
                                                                 -----------------     -------------------   ------------------
                                                                            Weighted               Weighted             Weighted
                                                                             Average               Average               Average
                                                                            Exercise               Exercise             Exercise
                                                                  Shares     Price      Shares      Price     Shares      Price
                                                                 -------    --------   -------     --------  -------     -------

     Outstanding at beginning of year                            432,816    $ 4.14     376,816    $ 3.84     395,816     $ 4.17
          Granted                                                   --        --        56,000      2.38      21,000       3.44
          Forfeited                                                 --        --          --        --       (32,000)      2.25
          Expired/Canceled                                          --        --          --        --        (8,000)      2.25
                                                                                                  ------     -------     ------

     Outstanding at end of year                                  432,816    $ 4.14     432,816    $ 4.14     376,816     $ 3.84
                                                                 =======               =======               =======
     Exercisable at end of year                                  286,254    $ 3.81     225,654    $ 4.10     159,062     $ 4.86
                                                                 =======               =======               =======
     Weighted-average fair value of options granted
                                                                    $ --                 $1.62                            $3.13

The following table summarizes information about stock options outstanding as of June 30, 2000:

                                                 Options Outstanding                    Options Exercisable
                                   ---------------------------------------------    --------------------------
                                       Number         Weighted         Weighted       Number          Weighted
                                     Outstanding      Average           Average     Exercisable       Average
                                       as of          Remaining        Exercise        as of          Exercise
        Range of Exercise Prices      6/30/00      Contractual Life      Price        6/30/00          Price
        ------------------------     -----------   ----------------    ---------    -----------       --------

        $ 1.30      -    $  1.95        25,400          0.15             $1.30         25,400          $1.30
          1.96      -       2.94       411,500          6.71              2.48        353,792           2.48
          2.95      -       4.43        21,000          7.78              3.44         21,000           3.44
          4.44      -       6.65       249,708          4.56              5.11        124,854           5.11
         10.00      -      15.01         8,500          4.56             10.63          8,500          10.63
         15.02      -      22.52         2,000          5.07             16.88          2,000          16.88
         22.53      -      33.80         1,408          4.52             29.47          1,408          29.47

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


If the Company had elected to recognize compensation cost for option grants to its employees, officers and directors under the fair value method of SFAS No. 123, rather than to continue to apply the provisions of APB Opinion No. 25, net loss and the related per share information would have been reported as indicated by the following pro forma amounts:

     For the Year Ended June 30,                      2000           1999             1998
     -------------------------------------     -------------    -------------    --------------
     Net loss:
          As reported                          $  (1,671,139)   $    (892,137)   $    (488,485)
          Pro forma                               (1,820,187)      (1,220,337)        (649,562)

     Basic and diluted net loss per share:
          As reported                          $        (.99)   $        (.53)   $        (.29)
          Pro forma                            $       (1.08)   $        (.72)   $        (.39)


The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     June 30,
                                     -------------------------------------------
                                       2000*          1999             1998
                                     ------------ --------------  --------------
     Risk-free interest rate            --            4.86%            6.56%
     Expected lives                     --            6.27               10
     Expected volatility                --            82.7%            96.2%
     Expected dividend yields           --               0%               0%


       *      There were no stock option grants during fiscal 2000.

10.  COMMITMENTS AND CONTINGENCIES

Rent

The Company is obligated through August 2004 under several non-cancelable operating leases covering office, factory and warehouse facilities. Minimum annual rentals under such leases are as follows:

     Year Ending June 30:
     --------------------
              2001                             $    365,383
              2002                                  343,425
              2003                                  236,741
              2004                                   26,081

Rent expense, including month-to-month rentals, was approximately $499,000, $341,000 and $412,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


Employment Agreements

The Company has employment agreements, which commenced on July 1, 1995, with three of its officers. On March 1, 1997, these officers were appointed to new positions with certain changes to their agreements, and two new officers were elected. The following is a summary of these employment agreements as of June 30, 2000:

          Officer                                           Expiration Date       Annual Salary
          ---------------------------------------           ---------------       -------------
          President (a)                                     July 1, 2001           $  175,000
          Former Senior Vice-President (b)                  July 1, 2001           $   50,000
          Senior Vice-President and Secretary (c)           July 1, 2001           $   40,000
          Vice-President of Finance                         January 31, 2001       $  106,000
          Vice-President of Manufacturing                   January 31, 2001       $  110,000

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

In addition, should an unrelated party obtain more than 20% of the Company's then outstanding stock, other than by transactions initiated by the Company, the following will occur for officers (a), (b) and (c) above:

     (a) Each will be paid a one-time bonus equal to his minimum base salary for the next three years

     (b) All rights (options, warrants, etc.) will become immediately vested and exercisable

The remaining two officers, should a majority of the Board of Directors be replaced, other than by voluntary resignation or their demise, terminate their agreements within six months of such occurrence and receive a one-time bonus of three times their current salary.

All bonuses for the years ended June 30, 2000, 1999 and 1998 have been waived.

Subsequent to June 30, 2000, the Company terminated the Vice-President of Manufacturing.

Stock Buy-Back Plan

In September 1999, the Company's Board of Directors approved a buy-back plan of up to 320,000 shares of the Company's common stock, to be purchased over the next two years at the discretion of management. Congress has authorized the Company to expend up to $400,000 for such purchases. As of June 30, 2000, no such shares have been purchased.

11.  PROFIT SHARING PLAN

The Company's qualified profit sharing plan, which is provided for eligible full-time employees, includes a 401(k) salary deferral feature that requires a matching contribution from the Company of up to $500 per employee for the 401(k) feature. It also provides for discretionary profit sharing contributions by the Company, as approved by the Board of Directors. Contribution expense was approximately $12,000, $18,000 and $16,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


12.  LITIGATION

As of June 30, 2000, the Company, together with a multitude of other defendants, was a defendant in approximately 5,000 lawsuits, in actions by approximately 18,000 first-party plaintiffs alleging exposure to asbestos and products containing asbestos sold by the Company over unspecified periods of time.

As of June 30, 2000, and since 1981, the Company estimates that approximately 7,000 actions on behalf of approximately 27,000 first-party plaintiffs have been instituted against it for asbestos-related claims, and that approximately 700 actions and the claims of approximately 3,000 plaintiffs have been terminated (the foregoing numbers assume the consummation of pending settlements). The Company estimates that, with the exception of defense costs, a total of approximately $2,600,000 has been agreed to in settlements to date with regards to the terminated actions, of which all but approximately $43,000 has been paid by the Company's insurance carriers. At June 30, 1999, the Company had paid approximately $50,000 for legal and defense costs, to counsel appointed by the insurance carriers to defend it.

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

To date, the claims settled by one of the Puerto Rico-based subsidiaries have been paid in full by insurance. One of the carriers covering this subsidiary has requested a cost sharing agreement with this subsidiary. This request has been disputed by the subsidiary and is currently being negotiated.

After consultation with counsel, management feels that in the majority of these matters, the ultimate liability, if any, after available insurance coverage, would not have a material adverse effect on the Company's financial position. However, there can be no assurance that the Company's insurance coverage will adequately cover these cases, or that the Company's insurance will cover punitive damages, should they be awarded.

The Company is party to other product liability litigation arising in the ordinary course of business for which management feels it has adequate insurance coverage.

                                                                     SCHEDULE II

WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(in thousands)


------------------  ---------------------  ---------------------  --------------------  ------------------
   Column A              Column B                Column C              Column D            Column E
------------------  ---------------------  ---------------------  --------------------  ------------------
                                              Additions:
                         Balance at         Charged to costs                               Balance at
  Description         beginning of year       and expenses         Deductions (1)          end of year
------------------  ---------------------  ---------------------  --------------------  ------------------
    2000
    ----

Allowance for
doubtful accounts              $ 73,000             $ 12,000              $ 4,000             $ 81,000
------------------  ---------------------  ---------------------  --------------------  ------------------

    1999
    ----

Allowance for
doubtful accounts              $ 75,000             $ 46,000             $ 48,000             $ 73,000
------------------  ---------------------  ---------------------  --------------------  ------------------

    1998
    ----

Allowance for
doubtful accounts              $ 59,000             $ 16,000             $  --                $ 75,000
------------------  ---------------------  ---------------------  --------------------  ------------------

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

This schedule should be read in conjunction with the accompanying consolidated financial statements and notes thereto.