Form 10-Q
period 2000-09-30
WORKSAFE INDUSTRIES INC
filed 2000-11-20
CIK 31079

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20459


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

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

Class                                       Outstanding at October 17, 2000
Common Stock, par value                              1,686,579
$.12 per share

                         PART I - FINANCIAL INFORMATION

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     September 30,   June 30,
                                                        2000           2000
                                                        ----           ----
ASSETS                                              (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                         $    57,050     $        --
   Accounts receivable, net of allowance
     for doubtful accounts of $73,250 and
     $80,500, respectively                             3,867,593       4,202,401
   Inventories                                         4,814,589       5,263,245
   Other current assets                                  721,764         598,516
                                                     -----------     -----------

                  Total current assets                 9,460,996      10,064,162

PROPERTY, PLANT AND EQUIPMENT, net                     2,095,036       2,161,123
EXCESS OF COST OVER NET ASSETS ACQUIRED                  375,165         380,865
OTHER ASSETS                                              13,969          75,411
                                                     -----------     -----------

                  Total assets                       $11,945,166     $12,681,561
                                                     ===========     ===========



See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                   September 30,    June 30,
                                                       2000           2000
                                                       ----           ----
                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Loans payable                                   $  6,170,656    $  6,563,839
   Accounts payable                                   3,599,019       3,710,860
   Accrued expenses and other liabilities               337,044         297,980
   Current portion of long-term debt                     43,257          43,336
                                                   ------------    ------------
                  Total current liabilities          10,149,976      10,616,015

LONG-TERM DEBT                                          690,188         692,964
                                                   ------------    ------------
                  Total liabilities                  10,840,164      11,308,979

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares;
     no shares issued and outstanding                        --              --
   Common stock, $.12 par value;
     authorized 20,000,000 shares;
     1,686,579 shares issued and outstanding            202,390         202,390
   Additional paid-in capital                         9,844,338       9,844,338
   Accumulated deficit                               (8,941,726)     (8,674,146)
                                                   ------------    ------------

                  Total shareholders' equity          1,105,002       1,372,582
                                                   ------------    ------------
                  Total liabilities
                    and shareholders' equity       $ 11,945,166    $ 12,681,561
                                                   ============    ============




See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Three Months Ended
                                                          September 30,
                                                        2000          1999
                                                        ----          ----
                                                    (Unaudited)     (Unaudited)

NET SALES                                           $ 6,658,155     $ 5,787,162

COST OF GOODS SOLD                                    5,792,111       4,798,138
                                                    -----------     -----------

         Gross profit                                   866,044         989,024

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            933,459         953,315
                                                    -----------     -----------

(LOSS)INCOME FROM OPERATIONS                            (67,415)         35,709

OTHER EXPENSE(INCOME), net                                  107         (12,127)

INTEREST EXPENSE                                        200,058         145,829
                                                    -----------     -----------

         Net loss                                   $  (267,580)    $   (97,993)
                                                    ===========     ===========


NET LOSS PER SHARE
   Basic and diluted                                $      (.16)    $      (.06)
                                                    ===========     ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic and diluted                                  1,686,579       1,686,579
                                                    ===========     ===========



See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended September 30,
                                                                           2000            1999
                                                                           ----            ----
                                                                        (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                  $  (267,580)   $   (97,993)
   Adjustments to reconcile net loss from
   continuing operations to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                           83,749         75,200
     Net changes in assets and liabilities:
       Accounts receivable                                                  334,808         35,053
       Inventories                                                          448,656     (1,612,755)
       Other current assets                                                (123,248)       179,751
       Other assets                                                          61,442          6,214
       Accounts payable                                                    (111,841)       992,211
       Accrued expenses and other liabilities                                39,064         66,155
                                                                        -----------    -----------
Net cash provided by (used in) operating
   activities                                                               465,050       (356,164)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                   (11,962)       (60,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt repayments                                                 (2,855)       (71,425)
   Borrowings under line of credit                                        6,828,505      6,481,886
   Repayments under line of credit                                        7,221,688)    (6,184,705)
                                                                        -----------    -----------
Net cash (used in) provided by financing
   activities                                                              (396,038)       225,756
                                                                        -----------    -----------

Net cash provided by (used in) continuing operations
                                                                             57,050       (190,612)
Net cash provided by discontinued operations                                     --         95,144
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                             57,050        (95,468)
CASH AND CASH EQUIVALENTS, beginning of period                                   --        129,352
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                $    57,050    $    33,884
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                           $   200,067    $   150,483
                                                                        ===========    ===========
     Income taxes                                                       $     1,292    $     1,405
                                                                        ===========    ===========


See accompanying notes.

                    WORKSAFE INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Worksafe Industries Inc. and subsidiaries ("Worksafe") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated balance sheet as of September 30, 2000 and the related statements of operations and cash flows for the three months ended September 30, 2000 and 1999.

The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results for the entire year.

The summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of Worksafe as of June 30, 2000, and included in its Annual Report on Form 10-K. Such statements should be read in conjunction with the data herein.

2.   Liquidity and Financing

During the year ended June 30, 2000, Worksafe incurred a net loss of $1,671,139. The net loss was primarily due to a negative inventory discrepancy, between the Company's physical inventory count and the amount recorded on the general ledger, which was discovered in connection with the completion of the fiscal 2000 year-end closing. The Company is currently investigating the cause of this discrepancy and has notified its insurance carriers of its intention to file a claim. However, there can be no assurance that the Company will be awarded any benefit as a result of any claim filed. The Company is in technical default of certain loan covenants contained in its line of credit agreement with Congress Financial Corporation ("Congress"), whereby Congress has the right to demand repayment of all amounts outstanding under the line. To date, Congress has not demanded such repayment. Additionally, under the terms of Worksafe's mortgage on its Huntington Station, N.Y. facility, should Congress demand repayment of the line of credit, Worksafe would be in default of the mortgage, which would become due and payable in full.

While there is no formal agreement, Congress has been providing the Company with an overdraft facility, and the Company has been engaged in ongoing discussions with Congress in an effort to obtain additional increases in availability. The Company is also considering alternative financing sources such as strategic investors and other lenders.

Management has been developing a broad operational plan, which provides for personnel reductions, alternative sources of lower cost raw materials, the consolidation of certain manufacturing operations, reconfiguration of sales territories and lower sales commissions. Management believes that with the successful execution of this plan, and the necessary financing arrangement, they will have sufficient working capital to continue in operations for the next twelve months. However, there can be no assurance that Worksafe will be able to obtain the necessary financing, at favorable terms, needed to implement this plan. Additionally, even with the necessary financing, due to uncertainties involved in the execution of this plan, many of which are outside the control of Worksafe, there can be no assurance that Worksafe will be able to successfully implement this plan. These factors raise substantial doubt as to Worksafe's ability to continue as a going concern, and as a consequence, Worksafe's independent public accountants included an additional paragraph regarding this uncertainty in their auditors' report on Worksafe's consolidated financial statements for the year ended June 30, 2000.

In the first quarter of fiscal 2001, Worksafe incurred an unaudited net loss of $267,580 and has negative working capital. Worksafe has been advised by its independent public accountants that if management is unable to successfully execute their plans and improve operations, Worksafe will again receive an auditors' report for fiscal 2001, which will include an uncertainty with regard to Worksafe's ability to continue as a going concern.

3.   Inventories

Inventories are valued at the lower of first-in, first-out cost or market and consist of the following:

                                                September 30,          June 30,
                                                     2000               2000
                                                     ----               ----

Raw materials                                    $1,152,372           $  981,235
Work-in-process                                     978,767              955,236
Finished goods                                    2,683,450            3,326,774
                                                 ----------           ----------
         Total                                   $4,814,589           $5,263,245
                                                 ==========           ==========

4.   Litigation

Worksafe is a party to various asbestos lawsuits alleging damages from exposure to asbestos products previously sold by Worksafe. Refer to Part II, Other Information, Item I "Legal Proceedings" in this Form 10-Q, as well as Note 12 to the audited Consolidated Financial Statements for the year ended June 30, 2000, regarding the asbestos litigation.

5.   Net Loss Per Share

Basic loss per share amounts were computed by dividing the net loss by the weighted-average number of common shares outstanding, excluding any potential dilution. Diluted loss per share amounts were computed by reflecting potential dilution from the exercise of stock options. As the inclusion of any dilutive securities for the three months ended September 30, 2000 and 1999, would have had an antidilutive effect, no reconciliation is presented herein.

6.   Comprehensive Loss

For the three months ended September 30, 2000 and 1999, Worksafe's operations did not give rise to items included in comprehensive loss which were not already included in net loss. Therefore, Worksafe's comprehensive loss is the same as its net loss for all periods presented.

7.   Recent Accounting Pronouncements

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, became effective in the quarter ended September 30, 2000 SFAS No. 133 does not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments are recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument are recorded in comprehensive income. The Company does not presently make use of derivative instruments, and therefore, the adoption of SFAS No. 133 did not have an impact on the results of operations of Worksafe.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Worksafe's operations consist of its manufacturing segment which produces disposable and reusable industrial apparel and protective knit gloves. Worksafe maintains facilities for warehousing and production in Puerto Rico, Alabama, Mexico (a contractor), Texas, California, Louisiana and Minnesota.

Results of Operations

Net sales for the three months ended September 30, 2000 were $6,658,000 as compared to $5,787,000 for the three months ended September 30, 1999, an increase of 15.1%. This increase was primarily due to increased inventory to support an increase in customer demand resulting from industry consolidation, sales of higher priced products, and the realization of additional sales volume from focusing marketing efforts in new and existing markets and industry segments.

Worksafe's gross margin decreased to 13.0% for the first quarter of fiscal 2001 from 17.7% for the same quarter in fiscal 2000. This decrease is mainly due to changes in product mix, and the highly competitive pricing by competition for disposable products.

Selling, general and administrative expenses for the quarter ended September 30, 2000 were $933,000 (or 14.0% of sales) as compared to $953,000 (or 16.5% of sales) for the same period in the prior year. This decrease, both in amount and as a percentage of sales, was due to increased sales as well as lower collection and legal fees and higher advertising discounts offset by higher freight costs.

Interest expense was $200,000 for the first quarter of fiscal 2001, an increase of $54,000 when compared to the same quarter of fiscal 2000. This increase was principally due to higher average borrowings from Congress at higher rates, along with a higher principal balance on the mortgage of the property for Worksafe's headquarters.

Liquidity and Capital Resources

In connection with its fiscal 2000 year-end closing, Worksafe discovered a negative inventory discrepancy of $1,350,000. This inventory discrepancy was charged against Worksafe's operations in fiscal 2000. Worksafe hired forensic consultants to assist in determining the cause of this discrepancy. This investigation is presently ongoing. However, Worksafe does have $1 million of insurance coverage for employee theft and $1 million for third party theft. Worksafe has not yet filed a claim against its policies, but has notified the applicable insurance carriers of a potential claim. However, there can be no assurance that Worksafe will be awarded any benefit as a result of any claim filed.

Worksafe has a line of credit agreement (the "Agreement") with Congress Financial Corporation ("Congress"), which expires in October 2002. The line provides for borrowings of up to $8,000,000, with interest payable monthly at
 .75% in excess of prime, and an unused line fee of 1/4% per year. The limits on borrowings are 85% of eligible accounts receivable and 55% of eligible inventory. The maximum amount Worksafe can borrow on the inventory portion is $3,600,000. The amounts outstanding under the line as of September 30, 2000 and June 30, 2000, were approximately $6,171,000 and $6,564,000, respectively. The loans are subject to certain working capital and net worth requirements and are collateralized by all of the assets of Worksafe (except for the Huntington Property, which is subject to a first mortgage of $647,000). The Agreement prohibits the payment of cash dividends. Worksafe is in technical default of certain loan covenants contained in the Agreement with Congress, whereby Congress has the right to demand repayment. To date, Congress has not demanded repayment. Should Congress demand repayment of the amounts due under the line, the mortgage on the Huntington Property would be in default and become due and payable as well.

While there is no formal agreement, Congress has been providing Worksafe with an overdraft facility, and Worksafe has been in engaged in ongoing discussions with Congress in an effort to obtain additional increases in availability. Worksafe is also considering alternative financing sources such as strategic investors and other lenders. There can be no assurance that Congress will not declare the indebtedness immediately due payable, and that there will be other sources of financing for Worksafe, if required.

Management has been developing a broad operational plan, which provides for personnel reductions, alternative sources of lower cost raw materials, consolidation of certain manufacturing operations, reconfiguration of sales territories and lower sales commissions. Management believes that with the successful execution of this plan, and the necessary financing arrangement, they will have sufficient working capital to continue in operations for the next 12 months. However, there can be no assurance that Worksafe will be able to obtain the necessary financing, at favorable terms, needed to implement this plan. Additionally, even with the necessary financing, due to uncertainties involved in the execution of this plan, many of which are outside the control of Worksafe, there can be no assurance that Worksafe will be able to successfully implement this plan. As a consequence, Worksafe's independent public accountants have included an additional paragraph in their auditors' report on the consolidated financial statements for the year ended June 30, 2002 with regard to the uncertainty as to Worksafe's ability to continue as a going concern.

In the first quarter of fiscal 2001, Worksafe incurred an unaudited net loss of $267,580 and has negative working capital. Worksafe has been advised by its independent public accountants that if management is unable to successfully execute their plans and improve operations, Worksafe will again receive an auditors' report for fiscal 2001, which will include an uncertainty with regard to Worksafe's ability to continue as a going concern.

Net cash provided by operating activities was principally a result of a decrease in inventories and accounts receivable, which was partially offset by a decrease in other current assets and an increase in accounts payable.

Cash flows used in investing activities was a result purchases of property and equipment. Worksafe has no material commitments for capital expenditures.

Cash flows used in financing activities were principally a result of net payments to Congress.

At the present time, Worksafe, together with a variety of defendants, is party to various asbestos-related lawsuits involving a number of plaintiffs, alleging damages from exposure to asbestos products at one time sold by Worksafe. Worksafe may become a party to additional asbestos-related actions in the future. Worksafe is also party to other non-asbestos-related litigation. Worksafe cannot, at this time, determine the outcome of these uncertainties. To date, Worksafe's insurance coverage has been adequate and Worksafe's costs, relative to asbestos litigation against it, have not been material.

Risks and Other Considerations

From time to time, information provided by Worksafe, statements made by its employees, or information provided in its filings with the Securities and Exchange Commission, may contain forward-looking information. Any statements may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans" and similar expressions are intended to identify forward-looking statements. Worksafe's actual future results may differ materially from the projections or statements made in such forward-looking information as a result of various risks and uncertainties, including, but not limited to, the following:

Worksafe is dependent upon its revolving line of credit with Congress. In the event that Worksafe is unable to maintain a favorable relationship with Congress, Congress could demand repayment of all indebtedness, and in certain cases, Worksafe's assets could be foreclosed upon. Additionally, should Congress demand repayment, Worksafe would be in default of their mortgage, which would also become immediately due and payable. There can be no assurance that Congress will not demand repayment, or that there will be other sources of financing for Worksafe, if required.

Worksafe is a party to numerous cases with respect to asbestos litigation and additional asbestos actions which continue to be brought against it. To date, Worksafe believes that its insurance coverage has been adequate for those actions previously terminated. However, there can be no assurance that such coverage will continue to be adequate in the future. As a result, there can be no assurance that asbestos litigation will not have an adverse affect upon Worksafe. See Item 1 of Part II of this Form 10-Q.

Many of Worksafe's competitors have greater financial, management, sales and technical resources.

Worksafe's success depends to a significant degree on the contributions of its key management. The loss of services of one or more key members of management could have an adverse affect upon Worksafe.

Worksafe is also dependent upon Dupont which supplies Worksafe with Tyvek(R) which is used for various lines of Worksafe's limited-use products. Management believes that its current relationship with Dupont is satisfactory. Worksafe is a party to a certain Garment Manufacturer & Seller License Agreement with Dupont, pursuant to which Dupont provides Worksafe with non-woven fabric under its trademark. This agreement, subject to its terms, continues in effect until January 31, 2002.

Worksafe is required to maintain substantial inventory for its customers who require products on short notice. There can be no assurance that Worksafe will be able to maintain sufficient inventory, or that Worksafe will not return to periods where there is not sufficient working capital to maintain its inventory to meet the needs of its customers.

Worksafe also enjoys the benefits of various tax incentives with respect to its operations in Puerto Rico. As Puerto Rico's tax exemptions are reduced or expire, Worksafe may be required to pay taxes on income earned in Puerto Rico. Worksafe is unable to predict the amount of such impact after such exemptions are reduced or expire.

Due to the foregoing, the market price of Worksafe's common stock may be volatile at times in response to fluctuations of Worksafe's operating results, changes in analyst earnings estimates, market conditions, as well as general conditions and other factors general to Worksafe.

                           PART II - OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

During the quarter ended September 30, 2000 approximately 201 asbestos actions involving approximately 539 plaintiffs were instituted against Worksafe and Puerto Rico Safety Equipment Corporation. These actions are for the most part in the Supreme Court of the State of New York all counties within the City of New York and involve a multitude of defendants. They are either actions, pursuant to standard complaints, for personal injury or wrongful death setting forth a number of causes of action in amounts of up to $10,000,000 for compensatory damages and $10,000,000 for punitive damages. All of the foregoing actions have been submitted to Worksafe's and Puerto Rico Safety Equipment Corporation's insurance carriers for defense. Reference is also made to Item 3 of Worksafe's Form 10-K for the year ended June 30, 2000 regarding asbestos actions against Worksafe and its insurance coverage.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(B) A Form 8-K dated October 12, 2000 was filed with the Securities and Exchange Commission on October 13, 2000 under Item 5 in connection with the late filing of the Company's Form 10-K for the fiscal year ended June 30, 2000. This form 10-K has since been filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated: November 20, 2000

                                           WORKSAFE INDUSTRIES INC.



                                           By: /s/ Lawrence Densen
                                               ------------------------------
                                           LAWRENCE DENSEN
                                           PRESIDENT & CHIEF EXECUTIVE OFFICER



                                           By: /s/ Arthur J. Wasserspring
                                               ------------------------------
                                           ARTHUR J. WASSERSPRING
                                           VICE PRESIDENT OF FINANCE/
                                           CHIEF FINANCIAL OFFICER